Form 10-Q/A
period 1995-12-31
3DO CO
filed 1996-06-07
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission file number 0-21336

                                 THE 3DO COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          94-3177293
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                              600 GALVESTON DRIVE,
                         REDWOOD CITY, CALIFORNIA 94063
          (Address of principal executive offices, including zip code)

                                 (415) 261-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Number of shares of registrant's common stock outstanding as of January 31, 1996: 25,710,614

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 10-Q/A

         (a)      The following exhibit has been filed with this report:

                  10.43 Technology Licensing Agreement between the Registrant and Matsushita Electric Industrial Co., Ltd., dated December 7, 1995 (1)

                           (1) Confidential treatment has been requested with respect to certain portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE 3DO COMPANY


Dated:  June 5, 1996                            /s/ PAUL J. MILLEY
                                                ------------------
                                                PAUL J. MILLEY
                                                Vice President of Finance and
                                                Principal Accounting Officer
                                                (Duly authorized officer)