Form 10-K
period 1996-03-31
3DO CO
filed 1996-06-28
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended               Commission File Number
              March 31, 1996                        0-21336



                                 THE 3DO COMPANY
             (Exact name of Registrant as specified in its charter)


          Delaware                                  94-3177293
       (State or other                  (I.R.S. employer identification number)
       jurisdiction of
      incorporation or
        organization)

                  600 Galveston Drive, Redwood City, California 94063
                   (Address of principal executive offices and
                                    zip code)

                                 (415) 261-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:                   None
Securities registered pursuant to Section 12(g) of the Act:            Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $207,559,213 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 1996, the number of outstanding shares of the Registrants' Common Stock was 26,694,900.

                                     PART 1

Item 1.  BUSINESS

     Except for the historical information, this discussion and analysis includes certain forward-looking statements that involve risks and uncertainties. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, without limitation: the extent to which the Company will receive and/or recognize revenue from the M2 Technology Licensing Agreement with Matsushita Electric Industrial Co., Ltd. ("Matsushita"), the extent to which the Company will receive and/or recognize revenue from its Joint Development and License Agreement with Cirrus Logic, Inc. ("Cirrus Logic");
the Company's ability to successfully leverage its core technologies into other markets; the Company's ability to develop software products for new platforms and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BUSINESS OVERVIEW

     The 3DO Company ("3DO" or the "Company") designs, integrates, licenses and sells interactive technologies and applications software products. The Company is focused on creating technologies and entertainment products for the advanced 64-bit market and is engaged in the development of software titles for multiple hardware platforms including the IBM-compatible PC-CDROM platform (the "PC"), the 64-bit M2 platform to be developed by Matsushita, and the Internet, and enhancing and leveraging the Company's existing technologies beyond the video game console market to the personal computer and digital video markets.

        The Company was incorporated as SMSG, Inc., under the laws of California, in September 1991, commenced operations in October 1991, and changed its name to The 3DO Company in September 1992. The Company is a successor to a California general partnership named Medio, which was formed in October 1990 and dissolved in September 1991. In April 1993, the Company reorganized as a Delaware holding company. In April 1993, the Company acquired a California partnership named NTG, L.P., and one of its partners, NTG, Inc., in exchange for 3DO common stock and cash. The Company's common stock became publicly traded on the Nasdaq National Market in May 1993 under the symbol THDO. The Company has subsidiaries in Japan and the United Kingdom. The Company acquired the business of Cyclone Studios in November 1995 and Archetype Interactive Corporation in May 1996. References to "3DO" or the "Company" mean The 3DO Company, a Delaware corporation, and its subsidiaries and predecessor entities.

     The Company's initial business model was as a licensor of technology to hardware manufacturers and software developers to enable the establishment of a new interactive video entertainment platform, the 3DO Interactive Multiplayer system (the "3DO Multiplayer"). The 3DO Multiplayer was launched in October 1993, and was the first 32-bit, CDROM-based, video game console product to market.

     The video game hardware platform market is extremely competitive. Both Sega Enterprises, Ltd. ("Sega"), and Sony Computer Entertainment Inc. ("Sony") introduced 32-bit CDROM video game console products in 1995 which competed directly with the 3DO Multiplayer, and Nintendo Company, Ltd. ("Nintendo") is expected to introduce its 64-bit game console, the Ultra 64, in the United States later this year. During the last half of calendar 1995 and the first five months of calendar 1996, consumer demand waned for the 3DO Multiplayer. During 1995, Sanyo Electric Co., Ltd. ("Sanyo"), and Creative Technology Ltd. ("Creative Technology") decided not to pursue additional investment in manufacturing or marketing their respective versions of the 3DO Multiplayer. In February 1996, LG Electronics Inc. ("Goldstar") stated that they would exit the 32-bit video game business and ceased manufacturing their version of the 3DO Multiplayer. Recently Matsushita has indicated that they would not manufacture any additional 3DO Multiplayers. In light of these factors, third-party developers and the Company have discontinued development of software titles for this platform.

     The Company developed a next generation 64-bit technology (the "M2 Technology") and licensed this technology to Matsushita, on an exclusive basis, in December 1995, for an upfront license fee of $100 million plus certain ongoing royalties. This license provides Matsushita with exclusive rights to use and sublicense 3DO's M2 Technology. In the video game console market Matsushita was granted and has retained the exclusive rights to develop and manufacture video game console products using the M2 Technology, and Matsushita will control the timing of any product launch, the pricing and marketing of any such products, and any third-party licensing activities pertaining to such products.

     The Company has undertaken a diversification plan to design, integrate, license and sell products directed at the 64-bit interactive entertainment market. The Company has been reorganized into two principal business units: a technology development and licensing group called "3DO Systems" and an entertainment software development and publishing group called "Studio 3DO."

     3DO Systems designs and licenses technologies for the 64-bit consumer and PC markets. The group licensed the Company's M2 Technology to Matsushita. Recently, it licensed the 3-D portion of the M2 Technology to Cirrus Logic, a leader in video graphics controllers, for the development of high-end 3-D graphics chips for PCs. Additionally, the 3DO Systems group develops and markets digital video encoding products, called MPEGXpress, and M2 development systems to software development companies for the creation of 64-bit software products.

     Studio 3DO is focused on creating software titles for the 64-bit interactive entertainment markets, and designs products for the PC, M2, and the Internet platforms. Studio 3DO has released several titles for the 32-bit 3DO Multiplayer platform, including "Bladeforce", "Killing Time" and "Captain Quazar." Many of Studio 3DO's titles have received high ratings and awards from the industry's top gaming publications. Studio 3DO is also creating interactive entertainment applications for the Internet.

3DO SYSTEMS

     M2 Technology

     3DO is currently completing the development of its M2 Technology, which the Company believes will further advance the realism and experiences offered by interactive entertainment, education and information applications. The 64-bit, CDROM-based M2

Technology is designed to deliver advanced processing performance and high-quality graphics and digital video for interactive consumer entertainment software.

     In December 1995, the Company and Matsushita entered into a definitive license agreement, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "Technology Licensing Agreement"). The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to 3DO for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the Technology Licensing Agreement, Matsushita has granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of hardware products designed for use in the computer field, of software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and of development systems to third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the Technology Licensing Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will recognize revenue in connection with the Technology Licensing Agreement through the fourth quarter of the Company's fiscal year ending March 31, 1998.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the Technology Licensing Agreement. As consideration for providing engineering and certain support services, the Company will receive an aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue as these milestones are achieved.

     Based on the exclusive nature of the Technology License Agreement, the Company will have no rights or obligations for the introduction or subsequent management of any M2 video game console product. There is currently no such product in the marketplace and the existence and potential growth of any M2 console installed base is strictly dependent on the actions of Matsushita.

     PC Technology

     PC customers are demanding increased graphics performance for a variety of reasons, including digital video (e.g., MPEG) and 3-D graphics speed for games, CAD/CAM, and for other uses. The Company believes that to take full advantage of such applications requires an advanced 64-bit graphics coprocessor. The Company believes that its M2 Technology can address certain aspects of that demand. In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, a leader in video graphics controllers, for the development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company will develop certain modifications to the "3-D Engine", which is a component of the proprietary semiconductor technology which is part of the M2 Technology. As consideration under such agreement, the Company is to receive a non-refundable amount not to exceed $7.8 million, of which $1.5 million was received as of March 31, 1996. Revenue pertaining to the Cirrus Agreement will be recognized using the percentage-of-completion method. It is the Company's intention to pursue other such licensing deals with respect to its M2 technologies in the PC market. There can be no assurance that any additional licenses can be obtained.

     3DO has licensed its digital-to-analog video encoding technology to VLSI Technology, Inc., for use in multimedia computer and information appliance products. Similar technologies were previously licensed by the Company to C-Cube Microsystems, GEC Plessey Semiconductors, Inc., and Advanced RISC Machines, Ltd.

     Digital Video Products

     The Company has developed a family of video encoding products, called MPEGXpress, which offer a low-cost solution for professional MPEG-1 and MPEG-2 video encoding and decoding. These products offer realtime encoding solutions for content to be used in video games, video CDs, corporate authoring, and Internet applications. The Company's MPEGXpress products include component video inputs, extensive digital filtering and up to 5 megabit-per-second rates enabling professional image quality at real-time encoding rates.

STUDIO 3DO

     Studio 3DO is the interactive entertainment, software development and publishing unit within the Company. This group develops original content for multiple platforms including the PC, M2, and the Internet. Studio 3DO has published 10 titles for the 3DO Multiplayer, the most recent release being "Snowjob", which shipped in May 1996. No additional development is currently planned for the 3DO Multiplayer. Studio 3DO currently has 28 titles under development, approximately 10 of which are expected to be released in fiscal 1997, provided that such products can be developed in a timely manner. The first titles to be released for the PC are expected to include "John Daly Golf"; "Starfighter", a flight strategy game; "3DO Games: Decathlon"; "Game Guru Game Enhancer", a utility product that provides helpful hints on some of the best selling PC games; and enhanced versions of some of Studio 3DO's most popular titles, including "Killing Time", "Bladeforce", "Snowjob", and "Captain Quazar" which were originally developed for the 3DO Multiplayer. Studio 3DO expects to support Microsoft Corporation's ("Microsoft") Direct 3-D application programmer interface. Additionally, all software products on the PC will run under Microsoft's Windows 95 operating system.

     Studio 3DO has over 130 people concentrating on internal development activities. All internal development is expensed as incurred. Studio 3DO also uses a number of external developers to meet its development and title release requirements. It is the Company's expectation that over half of Studio 3DO's development activities will be undertaken by external third-party developers.

     The Company has begun development of multiple player entertainment titles for the Internet. The Company is expected to spend over $5 million in fiscal 1997 developing its first set of titles for the Internet. The Company expects that these titles will be introduced in early fiscal 1998 and therefore no revenue will be generated from such products in fiscal 1997 to cover the related development expenses. Additionally, in May 1996, the Company acquired Archetype Interactive Corporation, an Internet game company. This company has a single product on the Internet, known as "Meridian 59." This product is currently in Beta trials. The Company expects to release a production version of Meridian 59 by the end of calendar 1996.

MARKET AND COMPETITION

     Entertainment Software

     The interactive entertainment market is characterized by multiple platforms with no single platform achieving market dominance. In addition, technology lifecycles have been compressed, resulting in multiple generations of video game hardware being purchased at retail including 8-bit, 16-bit and 32-bit platforms in the United States and much of the rest of the world, while the first 64-bit platform was released by Nintendo in Japan during June 1996. These factors create additional expense and risk to develop and market products for multiple platforms in order to reach the mass market. The development costs for 32-bit and 64-bit titles have increased dramatically due to an increased emphasis on video and graphics performance. It is not unusual to have a video game cost over $1 million to develop. It is important, therefore, for a company to develop and market products across multiple platforms in order to recoup costs and position the product to achieve a satisfactory return on investment. The Company is currently developing products for three different hardware platforms: the PC, the M2 platform and the Internet. The Company expects that it will make substantial investments in research and development of products for operation on these advanced platforms. If the Company invests in a platform that does not achieve significant market penetration, the Company's planned revenues from such compatible products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose or is unable to obtain the rights to develop products for a platform that achieves significant market success, its revenue growth may also be adversely affected. Today, the Company does not have a license to develop products for some of the most popular platforms including the Sony, Sega, and Nintendo proprietary platforms. Although the Company does have the ability to license its titles to publishers who do have such licenses, the revenue from such licensing activity is significantly less than the revenue which could be generated from direct publishing. There can be no assurance that the Company will correctly make such platform choices or will be able to obtain the rights to develop products for certain platforms.

     In addition to entering certain markets for the first time, the Company is also focused on markets with relatively small installed bases and limited historical sales, specifically the advanced 64-bit and Internet markets. In addition, the Company is developing products for the M2 platform, a platform which is still under development. The Company believes that early investment in these advanced products is strategically important in order to position the Company as a leader in these emerging markets. In the short term, this strategy may negatively affect the Company's financial performance by delaying revenues until the 64-bit market achieves a sufficiently large installed base and the use of the Internet gains market acceptance for interactive entertainment applications and, with respect to the M2 platform, until M2 video game hardware products are commercially released and gain market acceptance. In the event that these platforms fail to achieve significant market acceptance, the Company's revenues would be materially adversely affected.

     The market for interactive multimedia software products is highly competitive. Important factors in marketing entertainment software titles include product features, quality and reliability, brand recognition, hardware compatibility, ease of understanding and operation, dealer merchandising, access to existing distribution channels and retail shelf space, advertising, pricing, and availability and quality of support services.

      A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include manufacturers of hardware platform systems such as Nintendo, Sega and Sony (together with their third-party licensees); diversified media and entertainment companies such as Walt Disney Company, Viacom International, Inc. and Time Warner Enterprises, Inc.; large independent multi-platform software developers such as Electronic Arts Inc. ("Electronic Arts"), Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and Spectrum HoloByte, Inc.; and publishers of personal computer software such as Microsoft, Maxis, Inc., and Sierra On-line, Inc. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

     3DO's software products are being designed for markets which are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities all affect access to distributors and retailers.

     The Company is entering new markets with its software products, specifically the PC and Internet markets. This will, to some degree, require distribution through distributors and retailers who have, in the past, not carried the Company's products. There will be intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success. In addition, sales of advanced multimedia entertainment products are becoming increasingly "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' sales of such products. The Company has and will continue to publish titles in a number of different categories or "genres." The Company's focus is to develop products for the categories with the highest consumer interest including sports, action, strategy, adventure, simulations and role playing.

     Interactive entertainment software products typically have life spans of only 3 to 12 months. Accordingly, the Company will need to constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition. There can be no assurance that the Company will be able to complete the timely development and commercially release new software products in a timely manner and that achieve market acceptance.

     Graphics Technologies

     The Company intends to utilize its graphics technology for the video game console market and for personal computer graphics acceleration devices. The Company believes that market demand, particularly focused on support of 3-D graphics and the incorporation of MPEG technology, will grow rapidly over the next few years as the industry works toward delivering arcade-class video games on PCs.

     Several dozen established and new entities are competing in the graphics accelerator market, including established companies such as Creative Labs, Inc., Oak Technology, S3, Inc. and Trident Microsystems, Inc. and newer companies such as Chromatic Research Inc., Rendition, Inc., 3Dfx Interactive, Inc. and VideoLogic, Inc. Competition for the creation of graphics accelerator devices can be segmented into three categories: semiconductor companies, fabless semiconductor companies and technology licensing companies. 3DO's entry strategy is to compete as a licensor of its graphics technology to a limited number of established semiconductor companies. The Company's agreement with Cirrus Logic, in which 3DO licensed its 64-bit 3-D Engine, is 3DO's initial execution of the strategy.

     In addition, the Company intends to continue to design and develop 3-D graphics technologies to exploit opportunities in the video game console market. It is the Company's intention to leverage these same technologies into the PC marketplace. In the console market there is a very limited number of potential customers as the market is dominated by Sony, Sega and Nintendo. Matsushita has announced plans to launch a platform based on the M2 Technology. There can be no assurance that any of the Company's future technologies will be licensed by any of these or any new customers.

     The market for graphics technologies is highly competitive, with a large number of competitors, almost all of which have substantially greater financial and technological resources than those of the Company. In addition, many of these companies are well-established in the semiconductor industry. The principal competitive factors in the market for computer graphics semiconductor products are price, performance, brand recognition, product quality, availability, breadth of product line, service and OEM support, the timing of new product releases, and the emergence of new standards for graphics, multimedia and personal computers. Price competition in the computer graphics chip industry is intense. The rapid pace of technological change in the computer graphics chip market places a premium on the Company's ability to develop and improve its graphics technologies. For these reasons, the Company believes its success in this market will be directly linked to the Company's ability to develop and license new graphics technologies that are responsive to market needs. There can be no assurance that the Company will be able to successfully develop any such technologies in a timely manner or will be able to license such technologies, if developed, to third parties.

RESEARCH AND DEVELOPMENT

     The Company believes that continued investment in research and development is critical to the Company's future success. During the past fiscal year, a majority of the Company's expenses have been for the design of the M2 Technology. The Company's engineering staff is currently focused on completing the development of the M2 Technology, completing the tools required to efficiently develop video games for the M2 platform, modifying the M2 "3-D Engine" as part of a joint development with Cirrus Logic, and developing technologies for the video game console and PC market places. The Company intends to continue to design and develop 3-D graphics technologies to exploit opportunities in the video game console, PC, and digital video markets. The market for these technologies will be characterized by shorter lifecycles and more intense competition as many companies enter these expanding markets. There can be no assurance that the Company can successfully design and develop products which achieve market acceptance and achieve levels of sales which will enable the Company to recoup its development costs.

     During the fiscal year the Company significantly expanded its entertainment software development efforts and began developing advanced 64-bit products for the PC and M2 platforms, in addition to developing software products for the 3DO Multiplayer. There is currently no active development on titles for the 3DO Multiplayer. All development resources are currently working on titles for the M2, PC and Internet platforms. The Company contracts with a number of external developers to accommodate its development requirements. Currently about half of the Company's development is contracted through external developers and this percentage is expected to grow. The Company's agreements with its external developers usually call for significant advances or prepaid royalties to be paid to the developer during the development process as well as certain ongoing royalties.

     The Company invests in the creation of software tools and utilities that are used in the development of software products. These tools are being designed to allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another.

     The Company makes substantial investments in research and development of software products for new hardware platforms, such as the M2 platform, which the Company anticipates will become popular. Such investment occurs one to two years in advance of shipment of such platforms. If the Company invests in the development of products for a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success or is unable to obtain the rights to develop products for such platforms, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices or will be able to obtain adequate rights to develop products for such platforms.

SEASONALITY AND VARIABILITY OF OPERATING RESULTS

     The market for "entertainment software" is highly seasonal. The
Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introductions of and demand for any particular software titles which the Company has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcements by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays which can materially adversely affect the sales of a product if a product is not released in time for the holiday season.

     In addition, the Company expects that its operating results will experience significant fluctuation as a result of changes in the composition of the Company's revenues, the timing of new video game hardware and software product introductions by the Company's competitors, the timeliness with which the Company releases its products to the market, the Company's investments in research and development, and expenditures on marketing and promotional programs.

     Product development schedules, particularly for new hardware platforms such as the M2 platform, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning process associated with development for new technologies, as well as other factors. In addition, CDROM products frequently include substantial amounts of content and are complex, time-consuming and costly to develop, which can cause additional development and scheduling risks. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

     The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Although the Company monitors and manages the volume of its sales to retailers and distributors and their inventories in an effort to prevent overstocking in the distribution channel, which can result in high returns or the requirement for substantial price protection in subsequent periods, there can be no assurance that the Company can adequately anticipate the demand for its products. The Company reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. There can be no assurance that actual returns or price protection will not exceed the Company's reserves.

     The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In addition, an increasing number of companies are competing for access to these channels. The Company's arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

     The Company's revenues are also affected by the timing of payments under agreements with companies that license the Company's technologies. These licenses can represent significant revenues to the Company which can cause fluctuation in quarterly results. Also, where there are contractual obligations of the Company to complete certain technology, the Company will recognize revenues on the "percentage-of-completion" method, and the progress made in completing the engineering of such technology will affect the revenue recognized in any particular quarter.

     The percentage breakdown by principal source of the Company's revenues for the three fiscal years in which the Company earned revenue is as follows:

                                                       1996   1995  1994
                                                       -----  ----  ----
      Royalties and license fees                        64%   61%   26%
      Software publishing                               19%   11%   --
      Development systems and other sales               17%   28%   74%


     Matsushita and its affiliates represent, in fiscal year 1996, a major customer of the Company, providing more than 60% of the Company's revenues as a software publisher, as an authorized CD pressing facility in Japan, and as a licensee of the Company's technologies. With the Technology License Agreement this percentage is expected to be even higher in fiscal year 1997.

     The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties such as Matsushita, with which it has established or is attempting to establish commercial or strategic relationships. The Company relies on third parties to develop, manufacture, market and distribute 3DO licensed technology, such as Matsushita with respect to the M2 Technology. Although certain companies have made financial investments in 3DO and established strategic, technical or marketing relationships with 3DO, such companies may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. No third party is contractually obligated to perform any of the activities on which the Company depends in order to meet its business objectives. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology.

ACQUISITIONS

        During November 1995, the Company acquired the business of Cyclone Studios, an 18 person software developer located in the greater San Francisco area. The purchase price consisted of cash, stock and potential future consideration based upon the financial performance of the new division. On May 31, 1996, the Company acquired all of the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a 10 person Internet software developer, also based in the greater San Francisco area. Archetype's only product is called "Meridian 59", a multiuser role playing game designed to be played over the Internet. These acquisitions will place a strain on the Company's management, operational, financial and administrative resources. There can be no assurance that the Company will be able to successfully integrate these entities into the Company, or that such acquisitions will be profitable for the Company.

     On May 30, 1996, the Company entered into a letter of intent agreement to purchase certain assets and assume certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company located in Agoura Hills, California. As consideration for the purchase, the Company will issue approximately 1.2 million shares of its common stock to NWC's shareholder. The actual number of shares to be issued by the Company is subject to adjustments based on the amount of certain NWC assets and liabilities on the closing date, which is expected to occur in early July 1996. In addition, under the terms of the letter of intent, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below $10 per share during a period following the closing date. The Company intends to account for the acquisition using the purchase method of accounting.

INTERNATIONAL OPERATIONS

     In December 1995, the Company sold its Japanese developer support business for the 3DO Multiplayer platform to Matsushita. The Company continues to maintain a subsidiary in Japan, Studio 3DO K.K. However, as of March 31, 1996, this entity had no employees and was not conducting any business activities.

     The Company maintains a subsidiary in the United Kingdom, 3DO Europe, Ltd., which is responsible for the marketing and distribution of the Company's entertainment software products outside of North America.

PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in the United States and other countries. The Company has several United States patent applications which are presently pending in the U.S. Patent and Trademark Office and has filed for protection of certain patents in various countries under the protection of the Patent Cooperation Treaty. In the U.S., six patents have been issued and three more have been allowed but have not yet issued. The Company has not been notified that any of its other patent applications will issue. The Company may file additional applications as it deems appropriate for patents covering its technology. The Company's existing patents will expire between the years 2011 and 2013.

     The Company also relies on its trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its employees, consultants, vendors and current and prospective licensees. The Company's license agreements prohibit unauthorized disclosure and unauthorized reverse engineering of the Company's technologies.

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws and enforcement procedures afford only limited protection, particularly in certain jurisdictions outside the United States.

     3DO has applied for trademark protection in the United States and approximately 36 other countries, including Japan and the United Kingdom, for the Company name and logo and, in a limited number of countries, for the names of certain hardware and software products. The Company has obtained nine federal registrations of its trademarks in the United States. To date, the Company has received approximately 25 Notices of Allowance from the U.S. Patent and Trademark Office for its Intent to Use Trademark application of its marks in a variety of international classes. The Company has other pending applications for its "3DO" word mark, logo and names of various hardware and software products. The Company has experienced difficulty in registering some of its marks in various jurisdictions, including Japan. Once obtained, the term of a United States trademark registration is ten years from the date of issuance of the registration, and may be renewed. The Company licenses its name and logo for use in connection with authorized product offerings marketed and distributed by such licensees.

     From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. The Company has been notified by a third party that such third party believes that the Company's initial hardware design, the 3DO Multiplayer system, infringes upon one or more of such third party's patents. The Company is evaluating this claim in the event litigation is instigated. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlap, the Company believes that products based on its technology will increasingly become the subject of infringement claims by third parties. If such claims occur, the Company could incur substantial costs in defending itself.

EMPLOYEES

     On March 31, 1996, the Company's personnel included 344 full-time employees and 44 independent contractors in the United States. These persons provided services in the following functional areas: 175 in engineering and operations, 20 in sales and marketing, 134 in studio, and 59 in finance, administration, distribution and legal services. On March 31, 1996, the Company's Japanese subsidiary had no employees. On March 31, 1996, the Company's European subsidiary employed a total of 3 persons, all involved in sales and marketing.

     Many of the Company's employees are highly skilled. The Company's business depends, to a great extent, on its ability to attract and retain skilled employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel, and, as such, the Company competes for its employees with interactive multimedia companies as well as other high technology companies in the hardware and software industries, many of which have substantially greater resources than the Company. There can be no assurance that the Company will be able to attract and retain skilled employees, and the loss of skilled employees could have a material, adverse effect on the Company's business. The employees and the Company are not parties to any collective bargaining agreements. The Company believes that its relations with its employees are good.

                                  RISK FACTORS

CHANGE IN STRATEGY

        The Company is in the process of establishing operations as a multi-platform entertainment software developer and publisher, and also intends to leverage its 3-D graphics technologies into the PC market. The Company expects that such change in strategy will result in a change in the composition of the Company's revenues. Since commencement of operations, the Company has been developing interactive multimedia technologies. Prior to December 1995, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. In the near term, the Company expects to derive the majority of its revenue from technology licensing fees and the publishing and distribution of internally and externally developed software titles. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from license and pressing fees from third-party software products compatible with the 3DO Multiplayer format. However, the 3DO Multiplayer format failed to achieve market acceptance. The Company expects that its future revenues will mostly be in the form of technology license fees from the Company's licenses pertaining to its M2 Technology. Revenues to the Company under the M2 Technology License Agreement and the Cirrus Agreement are dependent on the Company fulfilling certain commitments under such agreements, and there can be no assurance that the Company will fulfill its obligations under such agreements, and any such failure of the Company to fulfill its obligations, or any failure of such licensees to pay the fees under such agreements as they become due, would have a material adverse effect upon the Company's business, operating results and financial condition. Although the Company commenced operations in 1991, the Company has a very limited operating history upon which an evaluation of the Company and its current strategy can be based. The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, establish technical feasibility and complete development of its M2 and other technology, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and support the development and marketing of products based on the Company's technology. The Company's decision to focus its efforts on software title publishing and distribution for PCs and the M2 platform is predicated on the assumption that in the future the installed hardware base of PCs and the M2 platform will be large enough to permit this portion of 3DO's business to operate profitably. There can be no assurance that the Company's assumption will be correct. There can be no assurance that the Company will be able to successfully compete as an entertainment software developer and publisher, nor that the Company will be able to successfully leverage its 3-D graphics technologies into the PC market. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

CHANGING PRODUCT PLATFORMS AND FORMATS

         The Company is entering new markets with its software products, specifically the PC and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the Sony, Sega and Nintendo proprietary platforms. Finally, the Company's products must maintain compatibility with certain hardware, software and hardware accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

DEPENDENCE ON PC MARKET

         The Company's future success is in part dependent on the PC market, which is extremely dynamic and has historically been characterized by wide fluctuations in product supply and demand. From time to time, the PC industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Furthermore, rapid technological change in PC hardware may render the currently installed base of PCs and the Company's technology obsolete. There can be no assurance that unit sales of PCs will continue at their present levels or increase in the future. The Company's revenues from its entertainment software products will be dependent on marketing and distribution of titles to an installed base of PC users. Any decrease in demand for PCs would have a material adverse effect on the Company's operating results.

DEPENDENCE ON INTERACTIVE MULTIPLE PLAYER GAMES ON INTERNET PLATFORM

         The Company's future success is in part dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or timely development of performance improvements including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by any such growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of entertainment software developed for the Internet. If the use of the Internet does not grow, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial conditions would be materially adversely affected.

         There can be no assurance that multiple player games over the Internet will become popular or widespread. The Company has had limited experience in this area and only recently acquired Archetype, an Internet game company. Various technical issues relating to multiple player games over the Internet exist, such as system compatibility problems and inadequate infrastructure. There has been little evidence of success in this area and a profitable business model to capitalize on the interactive entertainment and game market on the Internet has not yet been established.

DEPENDENCE ON THE M2 TECHNOLOGY

         The Company has undertaken a diversification plan to design, integrate, license and sell products directed at the 64-bit interactive entertainment market. The Company's next generation 64-bit M2 Technology, which has been licensed to Matsushita and Cirrus Logic, has not yet been fully developed. The Company is dependent on Matsushita, as the exclusive licensee, to develop and manufacture video game console products using the M2 Technology. Matsushita will control the timing of any product launch, the pricing and marketing of any such products, and any third-party licensing activities pertaining to such products. Matsushita has not yet completed development of its production version of a video game console based on the M2 Technology, and there can be no assurance that Matsushita or any future hardware system licensee will be able to manufacture such a video game console in large enough quantities or at low enough costs to enable this product to be priced competitively. The video game hardware platform market is extremely competitive and the Company's previous experience with the 3DO Multiplayer platform, the first 32-bit, CDROM-based, video game console in the market, demonstrates the perils involved with the development of new video game hardware technology. An installed base of hardware using the M2 Technology is necessary for the Company to successfully develop and market entertainment software for such hardware base. There can be no assurance that the M2 Technology will offer advantages over alternative technologies sufficient to generate market acceptance.

PRODUCT DEVELOPMENT

         The Company's future success is based in substantial part upon its ability to develop new technology for the 64-bit consumer entertainment product market and the PC market, to create software titles for the 64-bit interactive entertainment markets and design products for the PC, M2 and the Internet platforms. Software product development schedules, particularly for new hardware platforms such as the M2 and Internet platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning processes associated with development for new technologies, as well as other factors. As a result of their complexity, software products frequently contain undetected errors or failures, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing prior to the release of new products, the Company may discover errors in its products after their initial release. There can be no assurance that, despite testing by the Company, errors will not be found in new products and product revisions released by the Company in the future. The occurrence of such errors could result in significant losses to the Company. Any such occurrence also could result in reduced market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, CDROM and Internet multiple player products frequently include more content and are more complex, time-consuming and costly to develop than simpler PC or video game console products and accordingly, cause additional development and scheduling risk. As a result, there can be no assurance that the Company will achieve its goal of releasing up to ten Studio 3DO titles during fiscal 1997 or of releasing a production version of Meridian 59 in calender 1996. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

SHORT PRODUCT LIFESPANS

         Interactive entertainment software products typically have life spans of only 3 to 12 months. Accordingly, the Company will need to constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition. There can be no assurance that the Company will be able to complete the timely development of, and commercially release, new software products that achieve market acceptance.

TECHNOLOGICAL CHANGE

         The market for interactive multimedia products is characterized by rapidly changing technology and user preferences, evolving formats for compression of audio and video data and frequent new product introductions. Even if the Company's technology and related software titles gain broad market acceptance, the Company's success will depend, among other things, upon the ability of the Company and its licensees to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

         The Company's pursuit of these technical improvements and other technological goals will require substantial expenditures, and there can be no assurance that any of these technical improvements will be developed or that the Company or its licensees will achieve or maintain technological leadership. Any material failure of the Company or its licensees to develop or incorporate any planned improvement would adversely affect the widespread adoption of the Company's technology and the introduction and sale of future products based on the Company's technology, and would increase the likelihood that competitive technologies will become broadly accepted. There can be no assurance that products or technologies developed by others will not render obsolete the Company's technology and the products based on the Company's technology.

COMPETITION

         The Company is entering new markets with its software products, specifically the PC and Internet markets. This will, to some degree, require distribution through distributors and retailers who have not, in the past, carried the Company's products. There will be intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

         The markets in which 3DO's software products compete are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities all affect access to distributors and retailers. In addition, sales of interactive entertainment products are becoming increasingly "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' sales of such products.

         A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include manufacturers of hardware platform systems such as Nintendo, Sega and Sony (together with third-party licensees); diversified media and entertainment companies such as Walt Disney Company, Viacom International, Inc. and Time Warner Enterprises, Inc.; large independent multi-platform software developers such as Electronic Arts, Acclaim Entertainment, Inc.,
Lucas Arts Entertainment Co., and Spectrum HoloByte, Inc.; and publishers of personal computer software such as Microsoft, Maxis, Inc. and Sierra On-line, Inc. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

VARIABILITY OF OPERATING RESULTS

         The Company expects that its operating results will experience significant fluctuation as a result of changes in the composition of the Company's revenues, the timing of new video game hardware and software product introductions by the Company's competitors, the timeliness with which the Company releases its products to the market, fluctuations in the PC market, the financial impact of acquisitions of other companies by the Company, and the Company's investments in research and development, and expenditures on marketing and promotional programs.

         The market for entertainment software is highly seasonal. The Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introduction of and demand for a particular software title it has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcement by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays which can materially adversely affect the sales of a product if the product is not released in time for the holiday season.

         The Company's revenues are also affected by the timing of payments under agreements with companies that license the Company's technologies. These licenses can represent significant revenues to the Company which can cause fluctuation in quarterly results. Also, where there are contractual obligations of the Company to complete certain technology, the Company will recognize revenues on the "percentage of completion" method, and the progress made in completing the engineering of such technology will affect the revenue recognized in any particular quarter.

         The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company provides for reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. There can be no assurance that actual returns or price protection will not exceed the Company's reserves.

DEPENDENCE ON DISTRIBUTORS

         The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In addition, an increasing number of companies are competing for access to these channels. The Company's arrangements with its distributors and retailers may be terminated by either party at any time without cause. Distributors and retailers often carry products that compete with those of the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will purchase the Company's products or provide the Company's products with adequate levels of shelf space.

DEPENDENCE ON THIRD PARTIES

         The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties with which it has established or is attempting to establish commercial relationships. The Company relies on third parties to develop, manufacture, market and distribute products that incorporate technology licensed from 3DO, such as Matsushita and Cirrus Logic with respect to the M2 technology. The Company's licensees may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. No third party is contractually obligated to perform any of the activities on which the Company depends in order to meet its business objectives. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology. Further, a licensee's financial or other resource limitations may prevent such licensee from commercializing products based on the Company's technology. The Company's 3DO unit also depends upon third-party developer to complete its contractual obligations to the Company would avdersely affect Studio 3DO's ability to complete and release titles which would adversely affect the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high quality personnel, especially highly skilled engineers, programmers and artists involved in the ongoing hardware and software development required to define future interactive hardware systems, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins, who is also acting as the head of Studio 3DO. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

RECENT ACQUISITIONS

        The Company acquired the business of Cyclone Studios ("Cyclone"), a software developer, during November of 1995. In May of 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation, a developer of a multi-user role playing game to be played over the Internet, and entered into a letter of intent to purchase the assets and assume certain liabilities of New World Computing, Inc. , an entertainment software company. Each of these acquisitions represented the addition of new products and personnel to the Company, which has caused changes in the allocation of management and other resources, marketing strategies and production systems. The Company's ability to manage its acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to successfully integrate these acquired businesses or other companies which the Company may acquire in the future with the current operations of the Company.

FUTURE ACQUISITIONS

         The Company is in the process of establishing operations as a multi-platform entertainment software developer and its strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute and could represent an interest senior to the rights of then outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisitions of Cyclone and NWC, could involve significant one-time non-cash write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the entertainment software area may be viewed by outside market analysts as a diversion of the Company's focus on entertainment software. For these reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

PROPRIETARY RIGHTS AND LICENSES

        The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed a number of patent applications with the United States Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technology. The process of obtaining patent protection is expensive and absorbs substantial management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technology or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technology.

         The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements prohibit unauthorized disclosure or unauthorized reverse engineering of the Company's licensed technology. However, the Company expects that third parties may attempt to reverse engineer its technology without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company would have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse engineers products based on the Company's proprietary technology, even if the technology is protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

         The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. The Company is also considering seeking protection of its semiconductor circuit designs under applicable mask work right laws. Existing copyright and mask work right laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company may seek to license its technology. There can be no assurance that the copyright laws or mask work right laws will adequately protect the Company's technology.

         The Company licenses its name and logo for use in connection with authorized products. The Company has experienced difficulty in registering some of its marks in various jurisdictions, including Japan. There can be no assurance that the Company will obtain sufficient trademark protection for these marks, that these marks will not be duplicated without authorization, or that the Company will have adequate remedies for trademark infringement in any country.

         From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. The Company has been notified by a third party that such third party believes that the Company's initial hardware design, the 3DO Multiplayer system, infringes upon one or more of such third party's patents. The Company is evaluating this claim in the event litigation is instigated. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlaps, the Company believes that products based on its technology will increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings declared by the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company's licensees to import into the United States or to distribute and sell hardware or software products licensed by the Company. This would materially adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such licensees' products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its hardware and software licensees will be able to obtain from third parties any required license to technology at a reasonable cost or at all. Failure by the Company or its hardware and software licensees to obtain any such license would have a material adverse impact on the Company.

VOLATILITY OF STOCK PRICE

         Market prices of securities of companies engaged in the entertainment software industry have been highly volatile. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the entertainment software field, market conditions in the technology, entertainment, cable, telecommunications and other emerging growth company sectors, and rumors relating to the Company or its competitors, have had and may in the future have a significant impact on the market price of the

Company's common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies such as those in the entertainment software and semiconductor industries that has often been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's common stock.

Item 2.  PROPERTIES

     As of May 31, 1996, the Company leased approximately 92,000 square feet of facilities in Redwood City, California, and 7,600 square feet in San Mateo, California, for an aggregate monthly rent expense of approximately $139,000. An additional 8,000 square feet in Redwood City is under negotiation. These facilities house the Company's administrative, research, development and sales operations. The lease with respect to the existing Redwood City facilities expires in August 1997 with an option to extend for one year. The lease for the San Mateo site expires during May 1999. The Company also leases office space in the United Kingdom for the sales and marketing activities of the Company's subsidiary, 3DO Europe, Ltd. The Company believes that these facilities are adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

     In May 1994, the Company and certain officers and directors were named in complaints filed in U.S. District Court, Northern District of California. The consolidated complaint alleged violations of the federal securities laws based on alleged misrepresentations and omissions in the Company's initial public offering prospectus and based on allegedly false and misleading statements by representatives of the Company during the period from May 3, 1993 to May 19, 1994 regarding the Company's business. The plaintiffs sought to bring suit on behalf of a class consisting of all purchasers of the Company's securities during that period. The amount of damages sought was unspecified. On July 19, 1995, all claims against the Company and its officers and/or directors were dismissed with prejudice. The plaintiffs have appealed this dismissal. The present briefing on this appeal is scheduled for mid-1996.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

                                     PART II

                 Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS

The Company's Common Stock trades publicly on the Nasdaq National Market under the symbol "THDO." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the Nasdaq National Market.

                                                  Closing Sales
                                                     Prices
                                                ------------------
                                                 High        Low
                                                ------      ------
Fiscal Year Ended March 31, 1995:
      First Quarter                             $23.13      $ 9.88
      Second Quarter                             21.63       13.50
      Third Quarter                              24.25        9.50
      Fourth Quarter                             13.88        8.75

Fiscal Year Ended March 31, 1996:
      First Quarter                              17.31       11.25
      Second Quarter                             15.63       11.00
      Third Quarter                              12.88        9.00
      Fourth Quarter                             11.25        9.00

As of May 31, 1996, there were approximately 852 holders of record of 26,694,900 shares of outstanding Common Stock.

Dividend Policy

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 16.  SELECTED FINANCIAL DATA



(in thousands,                                                                               Period from
except for per share amounts)                      Fiscal Years Ended March 31,            October 1, 1991
                                    ----------------------------------------------------    (inception) to
                                        1996        1995           1994           1993       March 31, 1992
                                    ---------     ---------     ---------      ---------    --------------
Operating Data:
Total revenues                      $  37,918     $ 30,380      $  10,295      $      --        $     --
Total cost of revenues                  7,914        7,177          3,464             --              --
                                    ---------     ---------     ---------      ---------        --------
Gross profit                           30,004       23,203          6,831             --              --
                                    ---------     ---------     ---------      ---------        --------
Operating expenses:
Research and development               41,184       36,483         23,412         11,434           2,146
Sales and marketing                     6,837       11,777          8,248          1,993              64
General and administrative              9,535        7,504          6,175          2,008             552
Market development advertising            924        4,926             --             --              --
Stock incentive                            --        8,359             --             --              --
Acquisition of NTG royalty rights          --           --         21,353             --              --
                                    ---------     ---------     ---------      ---------        --------
Total operating expenses               58,480       69,049         59,188         15,435           2,762
                                    ---------     ---------     ---------      ---------        --------
Operating loss                        (28,476)      (45,846)      (52,357)       (15,435)         (2,762)
Net interest and other income             684           437           976             50              29
                                    ---------     ---------     ---------      ---------        --------
Loss before income and foreign
 withholding taxes                    (27,792)      (45,409)      (51,381)       (15,385)         (2,733)
Income and foreign
 withholding taxes                      6,876           853            50              1               1
                                    ---------     ---------     ---------      ---------        --------
Net loss                            $ (34,668)    $ (46,262)    $ (51,431)     $ (15,386)       $ (2,734)
                                    =========     =========     =========      =========        ========
Net loss per share                  $   (1.36)    $   (2.04)    $   (2.60)     $   (1.02)       $  (0.18)
                                    =========     =========     =========      =========        ========
Shares used in per share
 calculations                          25,456       22,697         19,747         15,018          15,014
                                    =========     =========     =========      =========        ========

- -----------------------------------------------------------------------------------------------------------------------------------

(in thousands)                                                       March 31,
                                          --------------------------------------------------------------
                                            1996            1995         1994        1993         1992
                                          --------       ---------     --------    --------     --------
Balance Sheet Data:
Cash and available-for-sale
 securities                               $ 50,145       $  14,346     $ 14,301    $  2,827     $  1,081
Working capital                           $ (6,951)      $  10,826     $ 10,494    $ (1,175)    $  1,149
Total assets                              $ 63,330       $  34,161     $ 25,870    $  6,437     $  1,792
Total long-term liabilities               $  1,831       $   6,529     $  2,152    $  2,920          873
Total stockholders' equity (deficit)      $    131       $  15,685     $ 15,879    $   (959)         784

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

The following discussion is intended to assist in the understanding and assessment of significant changes and trends relating to the results of operations and financial condition of The 3DO Company, together with its consolidated subsidiaries (the "Company"). This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

Private Securities Litigation Reform Act Safe Harbor Statement

Except for the historical information, this discussion and analysis includes certain forward-looking statements that involve risks and uncertainties.
Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, without limitation: the extent to which the Company will receive and/or recognize revenue from the M2 Technology Licensing Agreement with Matsushita Electric Industrial Co., Ltd. ("Matsushita"), the extent to which the Company will receive and/or recognize revenue from its Joint Development and License Agreement with Cirrus Logic, Inc. ("Cirrus Logic"); the Company's ability to successfully leverage its core technologies into other markets; the Company's ability to develop software products for new platforms and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Since commencement of its operations in October 1991, the Company has been developing interactive technologies and software applications. To date, it has devoted a majority of its resources to research and development activities, marketing and licensing its technology, recruiting and supporting third-party licensees, and expanding its administrative organization. More recently and in the future the Company will devote greater resources to its multi-platform software publishing and distribution businesses, and other businesses derived from leveraging its graphics technologies into other markets.

Prior to December 1995, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. The Company has also derived revenue from the sale of development systems to licensees, license fees for rights to manufacture 3DO-formatted CDs, software title development activities whereby the Company developed titles under contract for publishing by third parties, engineering activities under contract to third parties, technology licensing fees, and the licensing and distribution of software titles published by the Company and others. Revenue has also been generated from royalties paid by semiconductor foundries upon their sale of licensed chipsets to hardware system manufacturers (see "Results of Operations" below.)

In the near term, the Company expects to derive the majority of its revenue from technology licensing fees and the publishing and distribution of internally and externally developed software titles. While revenue from title development for third parties was a significant contributor to revenue for fiscal year 1994 and for the first quarter of fiscal year 1995, the Company does not expect any additional such revenue as the Company now funds and publishes its own software titles. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from the pressing of third-party software CDs that played on the 3DO Multiplayer systems marketed and distributed by Panasonic and Goldstar, which failed to achieve market acceptance. As a result, this third-party CD pressing royalty stream is expected to decrease significantly, to less than 1% of revenue in fiscal year 1997. The Company is in the process of establishing operations as a multi-platform entertainment software developer and publisher, and also intends to leverage its 3-D graphics technologies into multiple markets. These technology revenues will mostly be in the form of license fees with the near term focus on the video game console, PC, and digital video markets.

The Company generally recognizes revenue from the sale of software titles, development systems, or digital video systems at the time of shipment. Revenue from the M2 Technology License Agreement with Matsushita, and the Joint Development and License Agreement with Cirrus Logic, and other engineering contracts, is recognized using the percentage-of-completion method.

The Company and Matsushita entered into a definitive license agreement, dated December 7, 1995, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the Company's 64-bit interactive multimedia technology known as "M2" (the "M2 Technology") for use in both hardware and software for games and for all other applications (the "Technology License Agreement"). The license was granted in exchange for an upfront license payment of $100 million to be paid in two installments and for certain royalties which shall be paid for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. As of March 31, 1996, the Company had received the first installment of the license fee of $60 million, less $6.0 million in Japanese withholding taxes, of which $14.5 million has been recognized as revenue for the fiscal year ended March 31, 1996. As of March 31, 1996, the Company had incurred approximately $4.3 million of costs in connection with fulfilling its commitments under the Technology Licensing Agreement. The remaining $40 million payment, less $4.0 million in Japanese withholding taxes, is scheduled to be received by June 30, 1996, provided that the Company has delivered to Matsushita certain deliverable items pertaining to the M2 Technology pursuant to the Technology Licensing Agreement.

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the Technology Licensing Agreement. As consideration for providing engineering and certain support services, the Company will receive an aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company timely meeting certain milestones, as stipulated in the addendum. The Company intends to recognize this revenue as these milestones are achieved.

Concurrent with the execution of the Technology License Agreement, Matsushita and the Company entered into a separate stock purchase and license agreement whereby Matsushita acquired all of the outstanding capital stock of 3DO Japan Co., Ltd. for $668,000, the approximate book value of the entity at the date of closing. This entity of approximately 14 people was responsible for the third-party support activities of the 32-bit 3DO Multiplayer platform.

 In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, a leader in video graphics controllers, for the development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement with Cirrus Logic (the "Cirrus Agreement") the Company will develop certain modifications to the "3-D Engine", which is a component of its proprietary semiconductor technology. As consideration under such agreement, the Company is to receive a non-refundable amount not-to-exceed $7.8 million, of which $1.5 million was received as of March 31, 1996 and the remaining $6.3 million is scheduled to be paid as certain dates are achieved and as the Company fulfills its obligations specified under the agreement. Revenue pertaining to the Cirrus Agreement will be recognized using the percentage-of-completion method based on the costs incurred to fulfill its commitments as specified in the agreement. As of March 31, 1996, the Company had recognized $0.1 million of revenue in connection with the Cirrus Agreement.

         In November of 1995, the Company acquired the business, including all of the assets and certain of the liabilities of Cyclone Studios, a software developer. Consideration for the purchase consisted of upfront cash and stock, and potential future consideration based upon the financial performance of the respective new division. The upfront portion of the purchase price, approximately $880,000, was expensed as acquired in-process research and development in the third quarter of fiscal 1996.

         On May 31, 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a 10 person software developer of a multi-user role playing game designed to be played over the Internet. In exchange for the outstanding capital stock of Archetype, the Company issued shares of its common stock to the Archetype shareholders. The Company intends to account for this acquisition under the "pooling of interests" method.

         On May 30, 1996, the Company entered into a letter of intent to purchase the assets and assume certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company. As consideration for the purchase, the Company will issue approximately 1.2 million shares of its common stock to NWC. The actual number of shares to be issued by the Company will be subject to adjustments based upon certain NWC assets and liabilities on the closing date, which is anticipated to occur in early July 1996. In addition, under the terms of the letter of intent, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below $10 per share during a period following the closing date. The closing of the transaction will be subject to the Company's satisfactory completion of due diligence and other customary conditions of closing. The Company intends to account for the acquisition using the purchase method of accounting.

         The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including changes in the composition of the Company's revenues, the timing of new hardware and software product introductions by its licensees and by its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenue will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for particular software titles.

         The market for the Company's interactive multimedia software products is highly competitive. A variety of companies offer products that compete directly with the Company's software products. The Company has recently announced a strategy to develop games for the PC platform. The market for PC entertainment software products is hit-driven, price sensitive and characterized by a large number of similar products competing for limited retail shelf space. The Company also intends to develop games for the M2 platform, which is expected to be manufactured and marketed by Matsushita. However, until the Company has successfully "ported" or created new games for the PC platform or until the M2 platform is launched and a reasonable installed base is created, both of which could take many quarters, the Company's ability to successfully compete in these markets is unknown. Publishing revenues associated with titles specifically for the 3DO Multiplayer platform are expected to decline substantially.

The Company's technology business is also very competitive. The focus of this business is the design and licensing of 64-bit 3-D graphics technologies for the video game console and PC markets. There have been a number of new entrants into these markets over the past two years introducing low-cost, high-performance graphics chips. Although agreements have been signed with Matsushita and Cirrus Logic to license the Company's technology, there can be no assurance that any future agreements of this nature can be completed.

Results of Operations

The following discussions compare the results of operations for the fiscal year ended March 31, 1996, to the fiscal year ended March 31, 1995, and the fiscal year ended March 31, 1995, to the fiscal year ended March 31, 1994. The operating results for each of the years ended March 31, 1996, 1995 and 1994 are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the consolidated financial statements and notes thereto for each period discussed, as well as the information presented in other sections of management's discussion and analysis.

Fiscal Year 1996 Compared to Fiscal Year 1995

                                                            Years ended March 31                Change
                                          ---------------------------------------------   --------------------
                                             1996      %(a)         1995        %(a)       Amount         %
                                          ---------    ------   ------------  --------   ----------  --------
Revenues:
   Royalties and license fees             $  24,074      63.5     $  18,593      61.2     $   5,481     29.5
   Software publishing                        7,330      19.3         3,287      10.8         4,043    123.0
   Development systems and other              6,514      17.2         8,500      28.0        (1,986)   (23.4)
                                          ---------    ------     ---------    ------     ---------    -----
Total revenues                               37,918     100.0        30,380     100.0         7,538     24.8
                                          ---------    ------     ---------    ------     ---------    -----

Cost of revenues:
   Royalties and license fees                   694       2.9         2,200      11.8        (1,506)   (68.5)
   Software publishing                        3,989      54.4         1,526      46.4         2,463    161.4
   Development systems and other              3,231      49.6         3,451      40.6          (220)    (6.4)
                                          ---------    ------     ---------    ------     ---------    -----
Total cost of revenues                        7,914      20.9         7,177      23.6           737     10.3
                                          ---------    ------     ---------    ------     ---------    -----
Gross profit                                 30,004      79.1        23,203      76.4         6,801     29.3
                                          ---------    ------     ---------    ------     ---------    -----

Operating expenses:
   Research and development                  41,184     108.6        36,483     120.1         4,701     12.9
   Sales and marketing                        6,837      18.0        11,777      38.8        (4,940)   (42.0)
   General and administrative                 9,535      25.2         7,504      24.7         2,031     27.1
   Market development advertising               924       2.4         4,926      16.2        (4,002)   (81.2)
   Stock incentive                               --        --         8,359      27.5        (8,359)  (100.0)
                                          ---------    ------     ---------    ------     ---------    -----
Total operating expenses                     58,480     154.2        69,049     227.3       (10,569    (15.3)
                                          ---------    ------     ---------    ------     ---------    -----

Operating loss                              (28,476)    (75.1)      (45,846)   (150.9)       17,370    (37.9)

Net interest and other
   income                                       684       1.8           437       1.4           247     56.5
                                          ---------    ------     ---------    ------     ---------    -----
Loss before income and foreign
   withholding taxes                        (27,792)    (73.3)      (45,409)   (149.5)       17,617    (38.8)

Income and foreign
   withholding taxes                          6,876      18.1           853       2.8         6,023    706.1
                                          ---------    ------     ---------    ------     ---------    -----
Net loss                                  $ (34,668)    (91.4)    $ (46,262)   (152.3)    $  11,594    (25.1)
                                          =========    ======     =========    ======     =========    ======


(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

Revenue for the year ended March 31, 1996, increased by approximately $7.5 million (25%) from $30.4 million in fiscal 1995 to $37.9 million in fiscal year 1996. Royalties and license fees were the largest component of revenue and accounted for approximately 64% and 61% for the years ended March 31, 1996 and 1995, respectively, and represented approximately a $5.5 million (30%) increase compared to the prior year. Royalties and license fees consisted of technology license fees, software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the notes to the consolidated financial statements). Included in technology license fees for the fiscal year ended March 31, 1996, is $14.5 million of the $100.0 million license fee under the Technology License Agreement with Matsushita (see "Overview" section above). There were no technology license fees in the prior fiscal year. The revenue recognition methodology for the Technology License Agreement is based upon the percentage-of-completion method, as the Company fulfills its commitments to deliver technology as specified in the agreement. Software royalties and pressing fees decreased from $14.9 million in fiscal 1995 to $6.7 million in fiscal year 1996 due to the upfront license fee from Matsushita for the right to manufacture 3DO-formatted CDs in Japan earned in fiscal year 1995, which was absent in fiscal year 1996, and decreases in sales of software products being manufactured by third-party publishers. In light of the fact that the 3DO Multiplayer did not achieve market acceptance, the Company expects software royalties and pressing fees related to the 3DO Multiplayer platform to decrease substantially in the future.

Software publishing revenue of approximately $7.3 million for the year ended March 31, 1996, increased by approximately $4.0 million (123%) compared to the prior fiscal year, which resulted from the Company's increased publishing and distribution activities. Software publishing revenue is generated by the Company's publishing, distribution, and licensing, of externally and internally developed software titles. In June 1995, the Company entered into an agreement under which the Company granted Matsushita the right to license, manufacture and distribute certain software titles developed by or for 3DO. During the fiscal year 1996, the Company recognized approximately $1.4 million in software publishing revenues under this agreement. The increase in software publishing revenue is also attributed to sales from the release of ten published and three distributed titles during fiscal year 1996. Software revenue is recorded net of reserves for price protection and returns.

Development systems and other revenue of $6.5 million for fiscal 1996 decreased approximately $2.0 million (23%), compared to the prior fiscal year. This decrease is comprised of a $1.1 million decrease in development systems revenue and a decrease of approximately $0.9 million in other revenue compared to the prior year. For the fiscal year ended March 31, 1996, development system sales of $3.3 million have decreased as new software development on the Company's 3DO Multiplayer platform has declined. This decrease is partially offset by shipments of M2 development systems, which commenced in July 1995. Other revenue for the fiscal year 1996 totaled approximately $3.2 million of revenue and is primarily comprised of engineering and development services and encryption and duplication revenues. The decrease is primarily due to the decision to eliminate software development activities for other publishers.

Cost of revenues of approximately $7.9 million increased by approximately $0.7 million (10%), compared to the prior year. Cost of revenues consists of direct costs associated with software titles sold and development systems products, amortization of prepaid royalties (described in Note A of the notes to the consolidated financial statements), and hardware systems incentives accrued on all chipsets shipped into distribution. Internal development costs on software title development for the Company's published titles or for third-party publishers is recognized as incurred and included in research and development expenses. Costs of revenues, as a percentage of revenue, were approximately 21% for the fiscal year ended March 31, 1996, compared to approximately 24% for the same period in fiscal 1995. The decrease is primarily due to the increased proportion of royalties and license fee revenue recognized for the year ended March 31, 1996, which has significantly lower associated costs of revenues, compared to all other types of revenues.

Research and development expenses of approximately $41.2 million increased by approximately $4.7 million (13%) for the year ended March 31, 1996, compared to fiscal year 1995. The increases are attributable to (i) the additional reserves for prepaid royalties in the fiscal year, which resulted from disappointing sales during the holiday season; (ii) increases in software title development for the 3DO Multiplayer system, as well as 64-bit development for the M2 and the PC platforms; and (iii) a research and development in-process charge associated with the acquisition of Cyclone Studios, a software developer. The Company anticipates that research and development expenses will increase in future periods due to the Company's increasing levels of software development activities.

Sales and marketing expenses of approximately $6.8 million decreased by approximately $4.9 million (42%) for fiscal year 1996, compared to the prior fiscal year, primarily due to reduced television advertising expenditures in the fiscal year.

General and administrative expenses of approximately $9.5 million increased by approximately $2.0 million (27%) for fiscal year 1996, compared to the prior fiscal year, primarily due to the additional reserves recorded for bad debt, legal and other expenses.

Stock incentive expenses of approximately $8.4 million for the fiscal year ended March 31, 1995, represents the market value of the stock issued or to be issued under the stock incentive program described in Note J of the notes to the consolidated financial statements. The stock incentive program concluded on December 31, 1994, and there was no comparable expense for the fiscal year ended March 31, 1996.

In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee is charged to authorized CD pressing facilities for each copy of a licensed software title that is manufactured outside of Japan. Marketing expenses under the MDF program decreased by approximately $4.0 million (81%) in the fiscal year ended March 31, 1996, compared to the prior fiscal year. The MDF program started in October 1994, and, until December 31, 1994, all funds collected under this program were used for advertising and promoting the 3DO format and product family. Starting in January 1995, a portion of the MDF funds have been used for advertising and promotions and the remaining funds have or will be paid to certain hardware system licensees, based on hardware systems shipped into certain markets.

Net interest and other income increased from $0.4 million to approximately $0.7 million for the years ended March 31, 1995 and 1996, respectively. The net increase was primarily due to an increase in interest income, due to increased cash balances associated with payments received under the M2 Technology License Agreement, and a reduction of other expense, which was partially off-set by an increase in interest expense on capital leases.

The provision for income and foreign withholding taxes increased to approximately $6.9 million for the fiscal year compared to the prior fiscal year. The increase in the current fiscal year is primarily attributable to $6.0 million in foreign withholding taxes associated with a payment received under the Technology License Agreement with Matsushita (see "Overview" section above for further information).

Fiscal Year 1995 Compared to Fiscal Year 1994

                                                        Year ended March 31                  Change
                                           --------------------------------------------    ---------
                                               1995       %(a)         1994       %(a)      Amount          %
                                           ----------   ------      ---------    ------    ---------    -------
Revenues:
   Royalties and license fees              $ 18,593       61.2      $   2,718      26.4    $  15,875      584.1
   Software publishing                        3,287       10.8             --        --        3,287         --
   Development systems and other              8,500       28.0          7,577      73.6          923       12.2
                                           ----------   ------      ---------    ------    ---------    -------

Total revenues                               30,380      100.0         10,295     100.0       20,085      195.1
                                           ----------   ------      ---------    ------    ---------    -------

Cost of revenues:

   Royalties and license fees                 2,200       11.8            498      18.3        1,702      341.8
   Software publishing                        1,526       46.4             --        --        1,526         --
   Development systems and other              3,451       40.6          2,966      39.1          485       16.4
                                           ----------   ------      ---------    ------    ---------    -------
Total cost of revenues                        7,177       23.6          3,464      33.6        3,713      107.2
                                           ----------   ------      ---------    ------    ---------    -------

Gross profit                                 23,203       76.4          6,831      66.4       16,372      239.7
                                           ----------   ------      ---------    ------    ---------    -------

Operating expenses:

   Research and development                  36,483      120.1         23,412     227.4       13,071       55.8
   Sales and marketing                       11,777       38.8          8,248      80.1        3,529       42.8
   General and administrative                 7,504       24.7          6,175      60.0        1,329       21.5
   Market development advertising             4,926       16.2             --        --        4,926         --
   Stock incentive                            8,359       27.5             --        --        8,359         --
   Acquisition of NTG royalty rights             --         --         21,353     207.4      (21,353)    (100.0)
                                           ----------   ------      ---------    ------    ---------    -------
Total operating expenses                     69,049      227.3         59,188     574.9        9,861       16.7
                                           ----------   ------      ---------    ------    ---------    -------

Operating loss                              (45,846)    (150.9)       (52,357)   (508.6)       6,511      (12.4)

Net interest and other
   income                                       437        1.4            976       9.5         (539)     (55.2)
                                           ----------   ------      ---------    ------    ---------    -------

Loss before income and foreign
   withholding taxes                        (45,409)    (149.5)       (51,381)   (499.1)       5,972      (11.6)

Income and foreign
   withholding taxes                             85        2.8             50       0.5          803    1,606.0
                                           ----------   ------      ---------    ------    ---------    -------

Net loss                                   $(46,262)    (152.3)     $ (51,431)   (499.6)   $   5,169      (10.1)
                                           ==========   ======      =========    ======    =========    =======

(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

Revenue for the year ended March 31, 1995, increased by approximately $20.1 million to $30.4 million, as compared to the prior year. Royalties and license fees of approximately $18.6 million were the largest component of revenue for the year ended March 31, 1995, compared to approximately $2.7 million in the prior year. The $18.6 million in royalties and license fees consists of software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the notes to the consolidated financial statements). The increase in software royalties and license fees is due to a significant increase in the sale of software products being manufactured by third-party publishers and the nonrefundable license fee from Matsushita for the right to manufacture 3DO-formatted CDs in Japan. The 3DO Multiplayer system was introduced in Japan in March 1994; therefore only one month of Japanese market software royalty revenue is reflected in fiscal year 1994.

Software publishing revenue of approximately $3.3 million for fiscal year 1995 (no comparable revenue in the prior year) resulted from the Company's publishing and distribution of externally and internally developed software titles.

Development systems and other revenue increased by approximately $0.9 million (12%), compared to the prior fiscal year, and is comprised of an approximate $1.3 million decrease of development systems revenue and an approximate $2.2 million increase of other revenue compared the prior year. Development systems sales have decreased as the growth in software licensees has declined. Included in other revenue for the fiscal year ended March 31, 1995, is approximately $1.4 million of revenue recognized for engineering and software development services provided to U S West, software development for third-party publishers and other revenue. The Company discontinued software development for third-party publishers in connection with the establishment of its own publishing efforts.

Cost of revenues increased by approximately $3.7 million (107%), compared to the prior year. Cost of revenues consists of direct costs associated with development systems, products and software titles sold, amortization of prepaid royalties (described in Note A of the notes to the consolidated financial statements), and hardware systems incentives accrued on all chipsets shipped into distribution. Internal development costs on software title development for the Company's published titles or for third-party publishers is recognized as incurred and included in research and development expenses. Costs of revenues decreased, as a percentage of revenue, for the fiscal year ended March 31, 1995, compared to the same period in fiscal 1994. The decrease is primarily due to the increased proportion of royalties and license fee revenue recognized for the year ended March 31, 1995, which has significantly lower associated costs of revenues.

Research and development expenses increased by approximately $13.1 million (56%) for the year ended March 31, 1995, compared to fiscal year 1994. This increase is primarily attributable to increased staffing and related expenses associated with commercialization and support of the Company's current technologies and the development and engineering of its next-generation technology.

Sales and marketing expenses increased by approximately $3.5 million (43%) for fiscal year 1995, compared to the prior fiscal year, primarily due to a $2.3 million increase in advertising programs and other marketing expenses and a $1.2 million increase attributable to the Company's operations in Japan. Sales and marketing expenses include the costs of recruitment and support of licensees in North America, Asia and Europe.

General and administrative expenses increased by approximately $1.3 million (22%) for fiscal year 1995, compared to fiscal year 1994, primarily due to the additional administrative, legal and financial activities required to support the Company's operations and the costs associated with the implementation of integrated finance and operations software applications.

Stock incentive expense of approximately $8.4 million for the fiscal year ended March 31, 1995, represents the market value of the stock to be issued under the stock incentive program described in Note J of the notes to the consolidated financial statements. The stock incentive program ended on December 31, 1994.

Another significant component of operating expenses for the fiscal year ended March 31, 1995 is $4.9 million of advertising expenses under the MDF program. There was no comparable expense for the prior year.

Net interest and other income decreased from $1.0 million to approximately $0.4 million for the years ended March 31, 1994 and 1995, respectively, due primarily to an increase in interest expense on capital leases.

The majority of the provision for income and foreign withholding taxes, for the fiscal year ended March 31, 1995, is attributable to foreign withholding taxes due on certain foreign software royalty and pressing fee revenues.

Liquidity and Capital Resources

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investments, which totaled approximately $50.1 million and $14.3 million as of March 31, 1996 and 1995, respectively. The increase in fiscal 1996 was primarily attributed to the payment received in connection with the Technology License Agreement with Matsushita. See Note H of the notes to the consolidated financial statements. In July 1995, the Company completed a private equity financing of approximately $16.6 million. The current ratio (current assets to current liabilities) was .89 to 1 as of March 31, 1996, compared to
1.91 to 1 as of March 31, 1995. This deterioration is primarily due to increases in deferred revenue and current hardware incentive obligations balances as of March 31, 1996, which were partially offset by increased cash and short-term investments balances. Net cash provided by operating activities was $22.5 million for the fiscal year ended March 31, 1996, which compares with net cash used by operating activities of $33.3 million for the same period in fiscal 1995. This positive cash turnaround was primarily due to the $54.0 million cash payment, net of foreign withholding tax, received from Matsushita. For the fiscal year ended March 31, 1996, the Company invested approximately $3.3 million ($3.4 million in the prior year) in fixed assets, excluding assets acquired under capital lease obligations, which were primarily purchases of computer equipment, software applications and office furnishings. The Company anticipates spending over $5.0 million for fixed assets in fiscal year 1997. Remaining hardware incentive and royalty rebate obligations associated with licensee sales of the 3DO Multiplayer total $2.9 million, all of which will be paid on or before April 1, 1997.

The Company anticipates that the additional proceeds scheduled to be received in connection with the Technology License Agreement with Matsushita, existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1997. There can be no assurance that additional capital will not be required in fiscal year 1997 since cash flows will be affected by the rate at which the Company develops, publishes and distributes software titles and the resulting sale of these products, the market acceptance of such products, the levels of advertising and promotions required to promote market acceptance, and the resources required to complete the Company's next generation technology. The Company anticipates that it may require additional capital beyond fiscal year 1997. The level of financing required beyond fiscal year 1997 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

As part of the acquisition of Cyclone Studios, the Company has committed up to $3.0 million to fund the working capital requirements of its Cyclone Studio division for software development activities. As part of its business strategy, the Company frequently evaluates opportunities to enter into strategic alliances, joint ventures, acquisitions of businesses, products or technologies and other similar transactions. Except for the New World Computing transaction, as described in the "Overview" section, the Company has no present understanding, commitment or agreement with respect to any such transactions.

The Company leases approximately 92,000 square feet in facilities in Redwood City, California, and an additional 7,600 square feet in San Mateo, California for an aggregate monthly rent expense of approximately $139,000. The leases expire in August 1997 and during May 1999 respectively. The Company also leases office space in London on a short-term basis.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on Pages 36 through 53.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
The 3DO Company:

We have audited the accompanying consolidated balance sheets of The 3DO Company and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO Company and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP


San Jose, California
May 9, 1996, except as to Note S,
which is as of May 30, 1996.

                        THE 3DO COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                             March 31,
                                                                     ----------------------
                                                                        1996        1995
                                                                     ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   9,459    $   4,846
   Short-term investments                                               40,686        9,500
   Accounts receivable, net                                              2,060        5,811
   Prepaid and other current assets                                      2,212        2,616
                                                                     ---------    ---------
Total current assets                                                    54,417       22,773

Property and equipment, net                                              8,642       10,619
Deposits and other assets                                                  271          769
                                                                     ---------    ---------

Total assets                                                         $  63,330    $  34,161
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   1,905    $   3,436
   Accrued expenses                                                      3,814        4,413
   Deferred revenue                                                     47,818          802
   Current portion of capital lease obligations                          1,424        1,631
   Current portion of hardware incentive obligations                     4,620          652
   Other current liabilities                                             1,787        1,013
                                                                     ---------    ---------
Total current liabilities                                               61,368       11,947

Capital lease obligations, net of current portion                        1,287        2,467
Hardware incentive obligations, net of current portion                      --        2,993
Other liabilities                                                          544        1,069
                                                                     ---------    ---------
Total liabilities                                                       63,199       18,476
                                                                     ---------    ---------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
     authorized;  no shares issued                                          --           --
   Common stock, $.01 par value; 50,000 shares authorized;
     26,003 and 23,482 shares issued and outstanding, respectively         260          235
   Additional paid-in capital                                          150,541      130,965
   Cumulative translation adjustment                                      (189)         298
   Accumulated deficit                                                (150,481)    (115,813)
                                                                     ---------    ---------
Total stockholders' equity                                                 131       15,685
                                                                     ---------    ---------

Total liabilities and stockholders' equity                           $  63,330    $  34,161
                                                                     =========    =========


See accompanying notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Years ended March 31,
                                               --------------------------------
                                                   1996        1995        1994
                                               --------    --------    --------
Revenues:
   Royalties and license fees                  $ 24,074    $ 18,593    $  2,718
   Software publishing                            7,330       3,287          --
   Development systems and other                  6,514       8,500       7,577
                                               --------    --------    --------
Total revenues                                   37,918      30,380      10,295
                                               --------    --------    --------

Cost of revenues:
   Royalties and license fees                       694       2,200         498
   Software publishing                            3,989       1,526          --
   Development systems and other                  3,231       3,451       2,966
                                               --------    --------    --------
Total cost of revenues                            7,914       7,177       3,464
                                               --------    --------    --------

Gross profit                                     30,004      23,203       6,831
                                               --------    --------    --------

Operating expenses:
   Research and development                      41,184      36,483      23,412
   Sales and marketing                            6,837      11,777       8,248
   General and administrative                     9,535       7,504       6,175
   Market development advertising                   924       4,926          --
   Stock incentive                                   --       8,359          --
   Acquisition of NTG royalty rights                 --          --      21,353
                                               --------    --------    --------
Total operating expenses                         58,480      69,049      59,188
                                               --------    --------    --------

Operating loss                                  (28,476)    (45,846)    (52,357)

Net interest and other income                       684         437         976
                                               --------    --------    --------

Loss before income and foreign
   withholding taxes                            (27,792)    (45,409)    (51,381)

Income and foreign
   withholding taxes                              6,876         853          50
                                               --------    --------    --------

Net loss                                       $(34,668)   $(46,262)   $(51,431)
                                               ========    ========    ========

Net loss per common and common
   equivalent share                            $  (1.36)   $  (2.04)   $  (2.60)
                                               ========    ========    ========

Common and common equivalent shares
   used in computing per share amounts           25,456      22,697      19,747
                                               ========    ========    ========


See accompanying notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED MARCH 31, 1996, 1995, AND 1994
                                 (in thousands)



                                          Convertible                                                                        Stock-
                                        Preferred Stock         Common Stock       Additional   Cumulative       Accu-      holders'
                                      -------------------    -------------------    Paid-in     translation     mulated     equity
                                       Shares     Amount      Shares     Amount     Capital     adjustment      Deficit    (deficit)
                                      --------   --------    --------    -------  -----------   -----------   -----------  ---------
Balances as of March 31, 1993           13,500   $ 17,096       1,178    $    65    $    --      $     --     $(18,120)    $   (959)

Incorporation in Delaware,
   $.01 par value                                                            (53)        53                                      --
Issuance of common stock for
   acquisition                                                  1,840         18     20,682                                  20,700
Sale of common stock from
   initial public offering, net of
   issuance costs of $4,574                                     3,485         35     47,510                                  47,545
Conversion of Series A and B
   convertible preferred stock
   to common stock                     (13,500)   (17,096)     13,500        135      16,961                                     --
Exercise of common stock
   options                                                         20                      3                                      3
Foreign currency translation                                                                           21                        21
Net loss                                                                                                        (51,431)    (51,431)
                                      --------   --------    --------    -------    --------     --------      ---------  ---------
Balances as of March 31, 1994               --         --      20,023        200      85,209           21        (69,551)    15,879

Sale of common stock, net of
   issuance costs of $654                                       2,984         30      36,248                                 36,278
Sale of common stock
   through employee stock
   plans and other plans                                          475          5       1,149                                  1,154
Common stock to be issued
   under stock incentive
   program                                                                             8,359                                  8,359
Foreign currency translation                                                                          277                       277
Net loss                                                                                                         (46,262)   (46,262)
                                      --------   --------    --------    -------    --------     --------      ---------  ---------
Balances as of March 31, 1995               --         --      23,482        235     130,965          298       (115,813)    15,685

Sale of common stock, net of
   issuance costs of $5                                         1,580         16      16,537                                 16,553
Issuance of common stock for
   acquisition                                                     50                    506                                    506
Sale of common stock
   through employee stock
   plans and other plans                                          491          5       2,537                                  2,542
Common stock issued under
   stock incentive program                                        400          4          (4)                                    --
Foreign currency translation                                                                         (487)                     (487)
Net loss                                                                                                        (34,668)    (34,668)
                                      --------   --------    --------    -------    --------     --------     ---------   ---------
Balances as of March 31, 1996               --   $     --      26,003    $   260    $150,541     $   (189)    $(150,481)  $     131
                                      ========   ========    ========    =======    ========     ========     =========   =========


See accompanying notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years ended March 31,
                                                              --------------------------------
                                                                  1996        1995        1994
                                                              --------    --------    --------
Cash flows from operating activities:
   Net loss                                                   $(34,668)   $(46,262)   $(51,431)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
        Depreciation and amortization                            5,630       5,080       2,872
        Acquisition of NTG royalty rights                           --          --      20,700
        Stock incentive                                             --       8,359          --
        Deferred revenue                                        46,713      (1,623)       (572)
        In-process research and development                        828          --          --
        Changes in operating assets and liabilities:
          Accounts receivable, net                               3,751      (3,895)     (1,916)
          Prepaid and other assets                                 902        (833)     (2,041)
          Accounts payable                                      (1,531)        908        (530)
          Accrued expenses                                        (618)      1,913       2,052
          Hardware incentives                                      975       2,618         375
 Other liabilities                                                 547         441       1,270
                                                              --------    --------    --------
Net cash provided by (used in) operating activities             22,529     (33,294)    (29,221)
                                                              --------    --------    --------
Cash flows from investing activities:
   Short-term investments, net                                 (31,155)      2,273     (11,798)
   Capital expenditures                                         (3,265)     (3,410)     (6,874)
   Acquisition of a business entity                               (442)         --          --
                                                              --------    --------    --------
Net cash used in investing activities                          (34,862)     (1,137)    (18,672)
                                                              --------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                  19,095      37,432      47,548
   Payments on capital lease obligations                        (1,631)       (960)         --
                                                              --------    --------    --------
Net cash provided by financing activities                       17,464      36,472      47,548
                                                              --------    --------    --------
Effect of foreign currency translation                            (518)        302          21
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents             4,613       2,343        (324)

Cash and cash equivalents at beginning of year                   4,846       2,503       2,827
                                                              --------    --------    --------
Cash and cash equivalents at end of year                      $  9,459    $  4,846    $  2,503
                                                              ========    ========    ========
Supplemental disclosure of cash paid during the year:
   Interest                                                   $    757    $    442    $     12
   Income and foreign withholding taxes                       $  6,776    $    760           $
                                                                                             1

Supplemental disclosure of noncash investing and
  financing transactions:
   Preferred stock converted into common stock                $     --    $     --    $ 17,096
   Assets acquired under capital lease obligations            $    245    $  5,059    $     --
   Common stock issued in connection with
    acquisition of a business entity                          $    506    $     --    $     --

See accompanying notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


A. Summary of the Company and Significant Accounting Policies

In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying consolidated financial statements include the accounts of The 3DO Company and its wholly owned subsidiaries (the "Company"): The 3DO Company (a California Corporation); 3DO Japan Co., Ltd. (sold December 7, 1995, see Note H, "Matsushita Electric Industrial Co., Ltd. Agreements," for further information); Studio 3DO K.K.; and 3DO Europe Ltd. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

Cash equivalents include highly liquid investments with original maturities of 90 days or less.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments held as of or acquired after April 1, 1994. Under the provisions of SFAS No. 115, the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Fair value is based on quoted market prices for these or similar investments. Realized gains and losses are recorded in the accompanying consolidated statements of operations and were immaterial during the periods presented. The cost of securities sold is based upon the specific identification method (see Note B, "Available-for-sale Securities").

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the assets, which range from one to five years.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Revenue Recognition

The Company recognizes revenue from royalty and pressing fee agreements upon receipt of documentation indicating that the compact disc ("CD") manufacturer shipped CDs to the software title developers or publishers, or the licensed chipset foundry shipped chipsets to the hardware manufacturers. Revenue from license fees is being recognized using the percentage-of-completion method based on the costs incurred by the Company to fulfill its contractual obligation to develop specified deliverable items. Revenue from the sale of software titles published and distributed by the Company and development systems is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Revenue from software title development agreements for third-party publishers and third-party engineering agreements are recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method) and is included in Development systems and other revenues in the accompanying consolidated statements of operations. Revenue from software maintenance, including maintenance bundled with the development systems, is recognized on a straight-line basis over the term of the agreement, generally one year, and is included in other revenue.

Deferred revenue consists primarily of payments received in advance of revenue being earned under an agreement with Matsushita Electric Industrial Co., Ltd. (see Note H, "Matsushita Electric Industrial Co., Ltd. Agreements," for further information), engineering and development agreements, certification fees and deposits.

Prepaid Royalties

Prepaid royalties represent prepayments made to independent software developers under development agreements and are included in Prepaid and other current assets. Prepaid royalties are expensed at the contractual royalty rate as cost of revenues based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly, and charges to expense any amounts that management deems unlikely to be amortized at the contractual royalty rate through product sales. Royalty advances are classified as current and noncurrent assets based upon estimated net product sales within the next year.

Internal development costs on software title development for the Company's published titles or for third-party publishers are recognized as incurred and shown in Operating expenses.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are the local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies. Net gains and losses resulting from foreign exchange transactions were immaterial during the periods presented.

Net Loss Per Share

Net loss per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the treasury stock method. Common equivalent shares were comprised of common and preferred stock issued as well as stock options granted during the twelve-month period prior to the initial public offering (using the treasury stock method and initial public offering price) and have been included for all periods presented through the closing date. The computation for the net loss per share for the years ended March 31, 1996 and 1995, includes common stock to be issued under the stock incentive program, described in Note J, "Incentive and Promotional Programs."

Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


B. Available-for-sale Securities

Available-for-sale securities classified as current assets as of March 31, 1996 and 1995, included the following:

                                                                March 31,
                                                     --------------------------
                                                           1996          1995
                                                     ----------      ----------
    (in thousands)                                    Aggregate      Aggregate
                                                     fair value      fair value
                                                     ----------      ----------
    Short-term investments:
       U. S. Treasury and other
        government agencies obligations                $35,662        $ 9,500
       Commercial debt securities                        5,024             --
                                                       -------        -------
    Total short-term investments                        40,686          9,500

    Cash equivalents:
       Money market funds                                9,459            814
                                                       -------        -------
    Total available-for-sale securities                $50,145        $10,314
                                                       =======        =======

The aggregate fair value of the Company's investment in available-for-sale securities as of March 31, 1996, by contractual maturity, consisted of the following:

    (in thousands)                      Aggregate
                                       fair value
                                       ----------
    Due in one year or less             $ 48,621
    Due in one to two years                1,524
                                        --------
                                        $ 50,145
                                        ========

The aggregate fair value approximates amortized cost.

C. Allowance for Doubtful Accounts, Returns and Price Protection

The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for the years ended March 31, 1996, 1995 and 1994:

    (in thousands)
                                               1996          1995          1994
                                            -------       -------       -------
    Balance at beginning of year            $   249       $   175       $    --
    Additions                                 4,540           129           188
    Deductions                               (2,460)          (55)          (13)
                                            -------       -------       -------
    Balance at end of year                  $ 2,329       $   249       $   175
                                            =======       =======       =======

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


D. Property and Equipment

Property and equipment as of March 31, 1996 and 1995 consisted of:

     (in thousands)                                             March 31,
                                                         ----------------------
                                                             1996          1995
                                                         --------      --------
    Computer and manufacturing equipment                 $ 15,345      $ 12,526
    Furniture, fixtures and leasehold improvements          3,425         3,462
    Computer software                                       3,859         2,988
                                                         --------      --------
    Property and equipment, at cost                        22,629        18,976
    Less accumulated depreciation and amortization        (13,987)       (8,357)
                                                         --------      --------
    Property and equipment, net                          $  8,642      $ 10,619
                                                         ========      ========

As of March 31, 1996 and 1995, property and equipment includes approximately $5.3 million and $5.1 million, respectively, of assets acquired under capital lease obligations. Accumulated amortization related to these lease obligations was approximately $3.4 million and $1.7 million as of March 31, 1996 and 1995, respectively.

Depreciation and amortization expense associated with property and equipment amounted to approximately $5.6 million, $5.1 million and $2.8 million for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

E. Accrued Expenses

Accrued expenses as of March 31, 1996 and 1995 consisted of the following:

     (in thousands)                                             March 31,
                                                        ------------------------
                                                          1996              1995
                                                        ------            ------
    Accrued compensation                                $1,435            $1,163
    Other                                                2,379             3,250
                                                        ------            ------
                                                        $3,814            $4,413
                                                        ======            ======

F. Stockholders' Equity

Common Stock

As of March 31, 1995, 200,000 shares of common stock held by founders of the Company were subject to repurchase by the Company at $0.05 per share. During the year ended March 31, 1995, the Company repurchased 22,177 shares at $0.05 per share. As of March 31, 1996 and 1995, 24,133 shares and 140,387 shares, respectively, of common stock also held by the founders were subject to repurchase by the Company at $6.00 per share. The Company's right of repurchase expires monthly, subject to continued employment of the founders, over a five-year period.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


G. Stock Plans

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the 2-year offering period, or on the last day of each six-month purchase period. The plan commenced in September 1994. In fiscal years 1996 and 1995, 179,059 shares and 66,132 shares, respectively, were issued by the Company to employees, at a price ranging from $8.02 to $8.50, and $8.50 per share, respectively. As of March 31, 1996 and 1995, the Company had 754,809 and 933,868 shares, respectively, of common stock reserved for future issuance under the plan.

Stock Option Plans

The Company's 1993 Incentive Stock Plan (the "Plan") authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive stock options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest over a sixty-month period. Unexercised options generally expire ten years from date of grant. Stock purchase rights generally vest over a sixty-month period, during which time the Company has an option to repurchase the stock, or a portion thereof, if employment is terminated.

As of March 31, 1996 and 1995, 9,618,275 and 5,769,570 shares, respectively, of common stock have been authorized for issuance under the Plan.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Transactions for the years ended March 31, 1996, 1995 and 1994, were as follows:

                                        Options             Options outstanding
                                       available      ------------------------------
                                       for grant        Shares       Price per share
                                      -----------     ----------     ---------------
    Balances as of March 31, 1993          82,141      2,089,692     $  0.05-   9.00

    Options:
    Authorized                          1,850,000             --                  --
    Granted                            (2,568,900)     2,568,900       14.00-  44.00
    Terminated                          1,058,897     (1,058,897)       0.05-  44.00
    Exercised                                  --        (19,510)       0.05-   0.40
                                      -----------     ----------     ---------------
    Balances as of March 31, 1994         422,138      3,580,185        0.05-  23.50

    Options:
    Authorized                          1,641,571             --                  --
    Granted                            (3,848,563)     3,848,563          9.75-23.25
    Terminated                          2,949,570     (2,949,570)         0.05-25.75
    Exercised                                  --       (430,730)         0.05-9.875
                                      -----------     ----------     ---------------
    Balances as of March 31, 1995       1,164,716      4,048,448          0.05-10.75

    Options:
    Authorized                          3,848,705             --                  --
    Granted                            (2,627,704)     2,627,704          9.63-17.31
    Terminated                          1,057,208     (1,035,031)         0.05-17.31
    Exercised                                  --       (312,592)         0.05-10.75
                                      -----------     ----------     ---------------
    Balances as of March 31, 1996       3,442,925      5,328,529        $ 0.05-17.31
                                      ===========     ==========     ===============

As of March 31, 1996, 1995 and 1994, 1,486,055, 854,011 and 591,160 options, respectively, were exercisable. In November 1993, December 1993, May 1994, and December 1994, the Board of Directors approved the repricing of options granted at prices in excess of $34.00, $23.50, $9.875 and $10.75 per share, respectively, for all employees, including executive officers. Subsequently, in April 1996, the Board of Directors approved the repricing of options at prices in excess of $8.25 for all employees, including executive officers.

H. Matsushita Electric Industrial Co., Ltd. Agreements

The Company and Matsushita entered into a definitive license agreement, dated December 7, 1995, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the Company's 64-bit interactive multimedia technology known as "M2" technology (the "M2 Technology") for use in both hardware and software for games and for all other applications (the "Technology License Agreement"). The license was granted in exchange for an upfront license payment of $100 million to be paid in two installments and for certain royalties which shall be paid for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. As of March 31, 1996, the Company had received the first installment of the license fee of $60 million, less $6.0 million in Japanese withholding taxes, from Matsushita, of which $14.5 million has been recognized as revenue for the fiscal year ended March 31, 1996. As of March 31, 1996, the Company had incurred approximately $4.3 million of costs in connection with fulfilling its

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


commitments under the Technology License Agreement. This amount is included in research and development expenses. The remaining $40 million payment is scheduled to be received by June 30, 1996, provided that the Company has delivered to Matsushita certain deliverable items pertaining to the M2 Technology pursuant to the Technology License Agreement. Under the terms of the Technology License Agreement, Matsushita has granted the Company a nonexclusive license to use the M2 Technology for the development, manufacture and distribution of software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, as well as for the development, manufacture and distribution of development systems to third parties outside of Japan that are authorized by Matsushita to develop software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the Technology License Agreement are being recognized by the Company using the percentage of completion method based on the cost incurred to fulfill its commitments to deliver technology as specified in the agreement. In April 1996, the parties agreed to an addendum to this agreement (see Note S, "Subsequent Events - Addendum to Matsushita Technology License Agreement," for further information).

In conjunction with the above transaction, Matsushita and the Company entered into a separate stock purchase and license agreement whereby Matsushita acquired all of the outstanding capital stock of 3DO Japan Co., Ltd.


I. Cirrus Logic, Inc.

On February 29, 1996, the Company and Cirrus Logic, Inc. ("Cirrus Logic") entered into a Joint Development and License Agreement (the "Cirrus Agreement") regarding the Company's development and license to Cirrus Logic of certain modifications to the "3-D Engine," which is a component of the Company's proprietary semiconductor technology. As consideration under the Cirrus Agreement, the Company is to receive a nonrefundable amount not to exceed $7.8 million, of which $1.5 million was received as of March 31, 1996, and the remaining $6.3 million is scheduled to be paid as certain dates are achieved and as the Company fulfills its obligations specified under the Cirrus Agreement. Revenue pertaining to the Cirrus Agreement will be recognized using the percentage of completion method based on the costs incurred to fulfill its commitments as specified in the agreement. As of March 31, 1996, the Company had recognized $0.1 million of revenue in connection with the Cirrus Agreement.


J. Incentive and Promotional Programs

Incentive Programs

The Company provided a manufacturing incentive of $3.00, $4.00 and $5.00 for each hardware system distributed in calendar years 1995, 1994 and 1993, respectively. These incentive payments were accrued as the obligations arose and expensed as a cost of revenue. The Company accrued approximately $3.3 million and $2.6 million as of March 31, 1996 and 1995, respectively. Subsequently, one of the Company's hardware licensees has elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $0.7 million was paid on April 1, 1996. The remaining amount due under this program of $2.2 million is scheduled to be paid on April 1, 1997.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


The Company entered into an agreement with its hardware system licensees to provide two shares of the Company's common stock for each of the hardware systems incorporating the Company's technology that they shipped from February 1, 1994 through September 30, 1994, at or below certain suggested retail prices. This program was extended through December 31, 1994, for one of the licensees. The market value of the stock to be issued under this incentive program was recognized as an expense at the time the Company incurred the obligation to issue the stock and is separately reflected in the accompanying consolidated statements of operations. As of March 31, 1996, the Company had issued 400,000 shares under this program and anticipates issuing the remaining 90,090 shares during the next fiscal year.

Promotional Program

In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee is charged to authorized CD pressing facilities for the manufacture of compact discs compatible with the 3DO Multiplayer format. Under the program, a pressing fee is charged for each copy of any such software title that is manufactured outside of Japan. In the quarter ended December 31, 1994, all funds collected under this program were used for advertising and promoting the 3DO Multiplayer format and related product family. Beginning January 1, 1995, a portion of the MDF funds were used by the Company for advertising and promotions and the remainder will be paid to the hardware system licensees, based on hardware systems shipped in certain markets, to encourage Licensees' production and the reduction of the pricing of such systems. All such pressing fees are recognized as revenue, and the amount due to hardware systems licensees is accrued and recorded as an offset to revenue, as the applicable CDs are pressed. The related advertising and promotions expenditures under the program are recorded as incurred and are separately reflected as an operating expense in the accompanying consolidated statements of operations.


K. Net Interest and Other Income

Net interest and other income for the fiscal years ended March 31, 1996, 1995 and 1994, consisted of the following:

        (in thousands)                           Years ended March 31,
                                           -------------------------------
                                              1996         1995       1994
                                           -------      -------    -------
        Interest income                    $ 1,422      $ 1,123    $ 1,008
        Interest expense                      (757)        (442)       (59)
        Other income (expense), net             19         (244)        27
                                           -------      -------    -------
                                           $   684      $   437    $   976
                                           =======      =======    =======

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


L. Income Taxes

The provision for income taxes consisted of the following:

      (in thousands)                               Years ended March 31,
                                                 ------------------------
                                                    1996     1995    1994
                                                 -------    -----    ----
      Current:
         Federal                                 $   502    $  --    $ --
         State and local                               1        1       1
         Foreign                                   6,373      852      49
                                                 -------    -----    ----
      Total current                                6,876      853      50
                                                 -------    -----    ----
      Total deferred                                  --       --      --
                                                 -------    -----    ----
      Total income taxes                         $ 6,876    $ 853    $ 50
                                                 =======    =====    ====

Income tax expense represents foreign income and withholding taxes, federal alternative minimum tax and minimum California franchise tax.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 1996 and 1995, are presented as follows:

      (in thousands)                                            March 31,
                                                        -----------------------
                                                            1996           1995
                                                        --------       --------
Deferred tax asset:
  Depreciation and amortization                         $  2,232       $  2,061
  Accrued expenses and reserves                            1,058          2,392
  Deferred revenue                                        18,848            333
  Deferred research and development costs                  5,089          4,510
  Net operating loss carry-forwards                       26,194         35,882
  Tax credit carryforwards                                12,815          4,284
                                                        --------       --------
Total gross deferred tax assets                           66,236         49,462
Less valuation allowance                                 (66,236)       (49,462)
                                                        --------       --------
Net deferred tax assets                                 $     --       $     --
                                                        ========       ========

The valuation allowance increased $16,774,000 in the year ended March 31, 1996.

As of March 31, 1996, the Company had cumulative federal net operating loss carryforwards of approximately $77 million for federal income tax purposes, which if not offset against future taxable income, will expire in the fiscal years 2008 through 2010. There is no California net operating loss, primarily due to capitalization of research and development costs for California purposes.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


As of March 31, 1996, the Company had unused research and development tax credits of approximately $3.5 million and $1.7 million available to reduce future federal and California income taxes, respectively, expiring through fiscal year 2011. The Company also has foreign tax credits of approximately $7.0 million available to reduce future federal income taxes, expiring through fiscal year 2000. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carryforward indefinitely.


M. Line of Credit

The Company has available a $2.0 million line of credit bearing interest at the bank's prime rate. The bank's prime rate as of March 31, 1996, was 8.25%. The line of credit agreement is secured by the Company's demand deposit accounts with the bank. As of March 31, 1996, the Company had $2.0 million available on this line of credit, which expires on March 17, 1997.


N. Lease Commitments

The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under noncancelable operating leases. Lease payments for the fiscal years ended March 31, 1996, 1995 and 1994, were $1.7 million, $1.9 million and $1.5 million, respectively.

The Company has entered into various capital lease agreements for computer equipment and furniture. The typical lease period is 24 to 36 months. Lease payments for the fiscal years ended March 31, 1996 and 1995, were $2.3 million and $1.3 million, respectively.

Future minimum lease payments are as follows:

     (in thousands)
                                                Capital        Operating
     Fiscal year ending March 31,                leases           leases
                                                -------        ----------
     1997                                       $ 1,787          $ 1,592
     1998                                         1,175              538
     1999                                           318               --
                                                -------          -------
     Total minimum lease payments                 3,280          $ 2,130
                                                                 =======
     Less amount representing interest             (569)
                                                -------
     Present value of minimum lease payments      2,711
     Less current portion                        (1,424)
                                                -------
     Total long-term obligations                $ 1,287
                                                =======


O. Related Party Transactions

During the years ended March 31, 1996, 1995 and 1994, the Company recognized $26.2 million, $12.1 million and $4.3 million of revenue, respectively, from certain stockholders. As of March 31, 1996 and 1995, $1.7 million and $1.9 million, respectively, was due from these stockholders.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


As of March 31, 1996 and 1995, the Company had deferred revenue of $46.1 million and $0.4 million, respectively, from certain stockholders.

During the years ended March 31, 1996, 1995 and 1994, the Company acquired $1.1 million, $0.6 million and $1.9 million, respectively, of inventory, prototype materials and engineering services from certain stockholders. As of March 31, 1996 and 1995, $0.5 million and $0.8 million, respectively, was due to these stockholders. Additionally, as of March 31, 1996 and 1995, $5.1 million and $3.9 million, respectively, was due to certain stockholders under incentive programs, described in Note J, "Incentive and Promotional Programs."


P. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company's investment portfolio consists of diversified investment-grade securities. The Company's policy limits the amount of credit exposure to investments in any one issue, and the Company believes no significant concentration of credit risks exists with respect to these investments.

Credit risk in receivables is limited to distributors, CD pressers, software developers, foundry and software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers' financial condition and requires prepayments when deemed necessary.

For the fiscal years ended March 31, 1996 and 1995, the Company had sales to one related party customer of $22.9 million and $8.5 million, respectively. For the fiscal year ended March 31, 1994, the Company had total sales to two related party customers of $4.3 million ($2.2 million and $2.1 million, respectively).


Q. Acquisitions

Cyclone Studios

In November of 1995, the Company acquired the business, including all of the assets and certain of the liabilities, of Cyclone Studios, a software developer. Consideration for the purchase consisted of cash, stock, other consideration, and potential future consideration based upon the financial performance of the respective new division. A portion of the purchase price was expensed as acquired in-process research and development. This transaction has been accounted for using the purchase method of accounting. In addition, the Board of Directors granted options to purchase 200,000 shares of the Company's common stock to former employees and officers of Cyclone Studios. These options were granted under the Plan and become vested upon the earlier of (a) the achievement of certain financial performance milestones or (b) December 31, 2005. These options have an exercise price of $10.125 per share (see Note G, "Stock Plans," for subsequent repricing information), equal to the fair market value of the Company's common stock on the date of grant.

The results of operations of Cyclone Studios prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been disclosed.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

NTG

On April 16, 1993, the Company acquired a California partnership named NTG, L.P., and one of its two partners, NTG, Inc. The sole asset of NTG, L.P. consisted of a royalty agreement with the Company under which the Company was obligated to pay certain royalties. As a result of this transaction, that royalty agreement was terminated. The Company issued an aggregate of 1,840,000 shares of its common stock, paid $600,000 to certain former shareholders of NTG, Inc., and paid $53,000 in transaction costs, for a total aggregate purchase price of $21,400,000. In addition, the Company's Board of Directors granted options to purchase 347,084 shares of common stock to former employees and officers of NTG Engineering, Inc. These options were granted under the Plan, have a vesting period of sixty months and have an exercise price of $6.00 per share, equal to the fair market value of the Company's common stock on the date of grant, as determined by the Company's Board of Directors. For accounting purposes, this transaction was treated as a purchase of certain rights to future royalties and were expensed at the closing of the transaction.


R. Export Sales

The Company had export sales, primarily to Japan and the United Kingdom, of approximately $7.0 million , $17.1 million and $4.0 million for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.


S. Subsequent Events

Addendum to Matsushita Technology Agreement

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the Technology Licensing Agreement. As consideration for providing engineering and certain support services, the Company will receive an aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company timely meeting certain milestones, as stipulated in the addendum. The Company intends to recognize this revenue as these milestones are achieved.

Acquisition of New World Computing, Inc.

On May 30, 1996, the Company entered into a letter of intent agreement to purchase certain assets and assume certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company. As consideration for the purchase, the Company will issue approximately 1.2 million shares of its common stock to NWC's shareholder. The actual number of shares to be issued by the Company is subject to adjustments based on the amount of certain NWC assets and liabilities on the closing date, which is anticipated to occur in July 1996. In addition, under the terms of the letter of intent, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below $10 per share during a period following the closing date. The Company intends to account for the acquisition using the purchase method of accounting.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Item 10.     EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages as of March 31, 1996, are as follows:

Name                        Age       Position
- ----                        ---       --------
Trip Hawkins                 42       Chairman of the Board and Chief Executive
                                      Officer
Hugh C. Martin, Jr.          42       President and Director
James Alan Cook              46       Executive Vice President, General Counsel
                                      and Secretary
Robert B. Faber              35       Managing Director, 3DO Europe Ltd.
Tobin E. Farrand             35       Senior Vice President, Engineering
Robert A. Lindsey            44       Senior Vice President, Marketing and
                                      General Manager, Studio 3DO
Paul J. Milley               42       Chief Financial Officer
John A. Orcutt               43       Senior Vice President, Business Operations
David H. Horowitz(1)         67       Director
Vinod Khosla(2)              41       Director
Charles S. Paul(2)           46       Director
Robert W. Pittman(1)         42       Director

- --------------------

(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

         Mr. Hawkins, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since September 1991. He also served as President of the Company from September 1991 until October 1995, and he served as Secretary from September 1991 until February 1993. From August 1982 to December 1990, Mr. Hawkins served as president of Electronic Arts, Inc. He served as the chief executive officer of Electronic Arts from August 1982 until May 1991, and was chairman of its board of directors from August 1982 until July 1994. Prior to founding Electronic Arts, Mr. Hawkins was a director of marketing at Apple Computer, Inc.

         Mr. Martin became President of the Company in October 1995 and was appointed to the Board of Directors in April 1996. He previously served as the Company's Chief Operating Officer from January 1993 until October 1995 and had been the Company's Senior Vice President, Engineering and Operations from May 1992 until January 1993. From March 1988 to April 1992, he served as a director and then a senior director of Apple Computer, Inc. Previously, Mr. Martin co-founded and served as the vice president and chief development officer of Ridge Computers, where he co-designed one of the industry's first commercial RISC processors.

         Mr. Cook became Executive Vice President, General Counsel and Secretary of the Company in April 1996. From July 1994 until April 1996 he was Senior Vice President, General Counsel and Secretary, and had been the Company's Vice President, General Counsel and Secretary since January 1993. From January 1990 to January 1993, he was a partner in the law firm of Cook and Lefevre. From June 1985 to December 1989, he was a sole practitioner operating as the Law Offices of James Alan Cook.

         Mr. Faber became Managing Director of 3DO Europe Ltd. in August 1994 and had been Senior Vice President, Sales and Marketing since January 1993. He served as Vice President, Sales and Marketing from June 1992 to January 1993. From October 1991 to June 1992, he served as vice president of strategic planning and new business development for the Simon & Schuster Technology Group, a publishing division of Paramount Communications, Inc. From January 1991 to September 1991, he was a vice president of marketing of Worlds of Wonder, Inc. From November 1985 to January 1991, Mr. Faber was employed by NEC Technologies, a subsidiary of NEC Corporation of Japan, most recently as an assistant vice president of software marketing.

         Mr. Farrand became the Company's Senior Vice President, Engineering in March 1996. He previously served as Senior Vice President Hardware Engineering and Operations from February 1994; became Vice President, Hardware Engineering and Operations in November 1993; and served as Vice President, Hardware Engineering from July 1992 until November 1993. From June 1982 to June 1992, he was employed by Apple, most recently as manager of the RISC Products Group.

         Mr. Lindsey became Senior Vice President, Marketing and General Manager, Studio 3DO in December 1994. From April 1993 to December 1994 he was group director of marketing at Sega of America. Prior to Sega, he served as vice president of sales and marketing at Strategic Simulations, Inc. from September 1989 to March 1993. From 1985 to 1988 he was director of software development, and from 1988 to 1989 he was director of business development at Epyx, Inc. Mr. Lindsey was appointed to the board of directors of the Interactive Digital Software Association in March 1996.

         Mr. Milley became Chief Financial Officer in October 1995. He previously served as Vice President, Finance from December 1994; served as Principal Accounting Officer from September 1994; and served as Senior Director, Finance and Administration from October 1993. He served as senior vice president and chief financial officer at ComputerLand Corp. from July 1991 to July 1993 and as vice president and corporate controller from July 1989.

         Mr. Orcutt became Senior Vice President, Business Operations in December 1994. Previously, he was president and Chief Executive Officer at Nomadic Systems (subsequently named SmartDelta, Inc.) from August 1993 to December 1994 and vice president, sales and marketing from November 1991 to August 1993. SmartDelta, Inc. filed for Chapter 7 bankruptcy on February 1, 1996, in U.S. bankruptcy Court, Northern District of California. From January 1988 to November 1991, Mr. Orcutt served as vice president and general manager of the Distributed Systems Division at Unisys/Convergent Technologies and president of its Open Systems subsidiary.

         Mr. Horowitz has been a director of the Company since September 1991. Since 1985, he has been an investor and consultant in the entertainment and communications industries. From September 1989 to January 1992, he was Of Counsel to the law firm of Proskauer Rose Goetz & Mendelsohn. He was president and chief executive officer of MTV Networks Inc. from 1984 to 1985 and was a member of the office of the president and co-chief operating officer of Warner Communications Inc. from 1977 to 1984.

         Mr. Khosla has been a director of the Company since September 1991. He has been a general partner of Kleiner Perkins Caufield & Byers since November 1987. Mr. Khosla is also a director of PictureTel Corporation, a manufacturer of video teleconferencing equipment, and Spectrum HoloByte, Inc., a publisher of interactive games.

         Mr. Paul has been a director of the Company since April 1992. Since March 1996, he has been chairman and chief executive officer of Sega GameWorks LLC, a joint venture between Sega Enterprises Ltd., MCA Inc., and DreamWorks LLC. From 1989 to 1996, he served as a director and executive vice president of MCA Inc., an entertainment company. From 1985 to 1989, he served as a vice president of MCA Inc. Mr. Paul is also a director of National Golf Properties, a real estate investment trust, and Interplay Productions, a software development company.

         Mr. Pittman has been a director of the Company since September 1991. Since November 1995 he has served as managing partner and Chief Executive Officer of Century 21 Real Estate Corp. From March 1990 until October 1995, he served as president and chief executive officer of Time Warner Enterprises, a division of Time Warner Entertainment Company, LP. From December 1991 until October 1995, Mr. Pittman had also served as chairman and chief executive officer of Six Flags Entertainment Corporation, the second largest theme park operator in the United States. In September 1989, he joined Warner Communications Inc. as an executive advisor to the Chairman. From December 1986 to September 1989, he was president and chief executive officer of Quantum Media, Inc., a diversified entertainment company. Prior to December 1986, he served as president and chief executive officer of MTV Networks, and was the creator of the MTV network. He also serves as a director of HFS, Incorporated; AMRE, Inc.; America Online, Inc. and Excite, Inc.

         All executive officers, directors and holders of more than 10% of the Company's Common Stock ("Section 16 Persons") reported all transactions in the Company's Common Stock in filings with the Securities Exchange Commission ("SEC") as required under Section 16(a) of the Securities Exchange Act of 1934 .

         Mr. Pittman and Mr. Paul serve as Class A directors, and their terms end as of the 1996 Annual Meeting of Stockholders. Mr. Khosla and Mr. Horowitz serve as Class B directors with their terms ending as of the 1997 Annual Meeting of Stockholders. Mr. Hawkins and Mr. Martin serve as Class C directors, and their terms end as of the 1998 Annual Meeting of Stockholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers of the Company.

Item 11.     EXECUTIVE COMPENSATION

Compensation Tables

         Summary Compensation Table. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively the "Named Officers") during the last fiscal year.

                           Summary Compensation Table

                                        Annual Compensation       Long-Term
                                        --------------------    Compensation
Name and Principal           Fiscal     Salary         Bonus   Options/SARS(1)     All Other
Position                      Year      ------         -----          #         Compensation(2)
- ------------------           ------                            ---------------  ---------------
Trip Hawkins                  1996     $290,042          -0-      50,000              $720
   Chairman and Chief         1995     $270,923          -0-     510,000(4)           $750
   Executive Officer(3)       1994     $236,475          -0-     500,000              $786

Hugh C. Martin                1996     $270,800          -0-      80,000          $197,206(5)
   President and Director     1995     $230,308          -0-     101,000(6)           $720
                              1994     $195,673          -0-      75,000              $450

James Alan Cook               1996     $226,237          -0-      68,000              $630
   Exec. Vice President,      1995     $200,577          -0-      38,000(7)           $642
   General Counsel, and       1994     $175,126          -0-       4,000              $612
   Secretary

Robert B. Faber               1996     $286,070(8)       -0-      18,000          $247,530(9)
   Managing Director,         1995     $267,527(8)       -0-      28,000(10)           $510
   3DO Europe Ltd.            1994     $166,884          -0-       4,000              $308

Tobin E. Farrand              1996     $185,866          -0-      68,000              $530
   Senior Vice President,     1995     $167,077          -0-      44,000(11)          $504
   Engineering                1994     $144,131          -0-      20,000              $254

(1) On April 9, 1996 the Board of Directors authorized the exchange of all options (including those held by the individuals named in the above table) with an exercise price exceeding $8.25 for options with an exercise price of $8.25, provided the optionee agreed to certain changes inthe option vesting schedule.

(2) The amounts represent premiums paid by the Company for group term life insurance.

(3)    See "Employment Contract" below.

(4) Includes 500,000 shares originally granted in 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Hawkins agreed to certain adjustments to the option vesting schedule.

(5) Includes a gain of $196,500 realized upon the sale of shares acquired through the exercise of incentive stock options.

(6) Includes 75,000 shares originally granted in 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule; and includes 8,000 shares originally granted in 1995 at $14.50 per share that in 1995 were exchanged for new options at $10.75 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule.

(7) Includes 4,000 shares originally granted in 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule; and includes 12,000 shares originally granted in 1995 at $14.50 per share that in 1995 were exchanged for new options at $10.75 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule.

(8) This amount includes compensation and expenses related to Mr. Faber's overseas assignment.

(9) Includes a gain of $246,992 realized upon the sale of shares acquired through the exercise of incentive stock options and shares purchased through the Employee Stock Purchase Plan.

(10) Includes 4,000 shares originally granted in 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedule; and includes 10,000 shares originally granted in 1995 at $14.50 per share that in 1995 were exchanged for new options at $10.75 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedule.

(11) Includes 20,000 shares originally granted in 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedule; and includes 8,000 shares originally granted in 1995 at $14.50 per share that in 1995 were exchanged for new options at $10.75 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedule.

         Employment Contract. On September 30, 1991, Mr. Hawkins entered into a five-year employment agreement with the Company that currently provides for an annual base salary of $290,000, a bonus payable in the discretion of the Board of Directors, and salary and bonus reviews at least annually. The agreement, as amended to date, provides that Mr. Hawkins' optioned shares shall continue to vest in accordance with their applicable vesting schedules, provided that Mr. Hawkins devotes at least fifty percent (50%) of his business efforts and time to the Company, and provided further that he is not employed by any third party during that time period. In the event Mr. Hawkins' employment is terminated without cause after a change in control of the Company, Mr. Hawkins will become fully vested in his shares.

         Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 1996. The table also sets forth hypothetical gains or "opinion spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

                        Option Grants in Last Fiscal Year

                                                                        Potential Realizable
                                                                          Value at Assumed
                               % of Total                                  Annual Rate of
                                 Options                                     Stock Price
                               Granted to                                   Appreciation
                                Employees                                for Options Term(3)
                    Options     in Fiscal      Price     Expiration   -----------------------
Name               Granted(1)     Year      Per Share(2)      Date         5%            10%
- ----------------   ----------  ----------   -----------   ----------   --------     ----------
Trip Hawkins         40,000       1.6%        $11.875     05/26/05    $298,725       $757,028
                     10,000       0.4%        $11.875     09/29/05     $74,681       $189,257

Hugh C. Martin       20,000       0.8%        $11.875     05/26/05    $149,362       $378,514
                     60,000       2.4%        $11.500     08/11/05    $433,937     $1,099,682

James Alan Cook      28,000       1.1%        $11.875     05/26/05    $209,107       $529,919
                     40,000       1.6%        $11.500     08/11/05    $289,292       $733,122

Robert B. Faber       8,000       0.3%        $11.875     05/26/05     $59,745       $151,406
                     10,000       0.4%        $11.875     09/29/05     $74,681       $189,257

Tobin E. Farrand     28,000       1.1%        $11.875     05/26/05    $209,107       $526,919
                     40,000       1.6%        $11.500     08/11/05    $289,292       $733,122

- --------------------

(1) The options referenced in the foregoing table are intended to be incentive stock options to the extent permitted by applicable law. The Company's 1993 Incentive Stock Plan (the "Incentive Plan") also provides for the grant of non-qualified stock options. Incentive stock options may be granted under the Incentive Plan at an exercise price no less than market value on the date of grant. For so long as the Company's Common Stock is listed on the Nasdaq National Market, the fair market value is the closing sale price for the Common Stock. Non-qualified options may be granted at an exercise price of no less than 85% of market value on the date of grant. Options generally become exercisable as to 20% of the shares subject to the option one year after commencement of employment, and as to the remainder in equal monthly installments (accrued on a monthly basis) over the succeeding 48 months. In addition, options accelerate in full and become immediately exercisable upon a merger, unless such options are assumed or replaced by equivalent options by the successor corporation. Options generally terminate on the earlier of three months after termination of the optionee's employment by or services to the Company, or ten years after grant.

(2) On April 9, 1996, the Board of Directors authorized the exchange of all options (including those held by the individuals named in the above table) with an exercise price exceeding $8.25 for options with an exercise price of $8.25, provided the optionee agreed to certain adjustments to the option vesting schedule.


(3) The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future Common Stock prices.

            Aggregate Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values

                                                   Number of                 Value of Unexercised
                                              Unexercised Options            In-the-Money Options
                   Acquired                    at March 31, 1996             at March 31, 1996(1)
                      on                  ---------------------------   ----------------------------
Name               Exercise    Realized   Exercisable   Unexercisable   Exercisable    Unexercisable
- --------------     --------    --------   -----------   -------------   -----------    -------------
Trip Hawkins            --           --     225,759        334,241              $0             $0

Hugh C. Martin      20,000     $196,500     168,136        184,864      $1,215,097       $418,403

James Alan Cook         --           --      67,621        126,379        $451,497       $261,003

Robert B. Faber     70,000     $714,525      19,945         61,055        $156,362       $252,013

Tobin E. Farrand        --           --      29,296        114,704        $167,772       $189,228

- --------------

(1) On April 9, 1996, the Board of Directors authorized the exchange of all options (including those held by the individuals named in the above table) with an exercise price exceeding $8.25 for options with an exercise price of $8.25, provided the optionee agreed to certain adjustments to the option vesting schedule.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 31, 1996, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers serving in that capacity as of March 31, 1996 (together, the "named Officers") and (iv) all executive officers and directors as a group.

                                                Shares Beneficially Owned (1)
Five Percent Stockholders,                      -----------------------------
Directors and Executive Officers                  Number             Percent
                                                -----------------------------

Electronic Arts, Inc. ......................    3,235,668             12.4
    1450 Fashion Island Boulevard
    San Mateo, California  94404

Matsushita Electric Industrial Co. Ltd. ....    3,147,459             12.1
    1066 Kadoma
    Osaka 571, Japan

Trip Hawkins(2) ............................    2,467,401              9.5
    600 Galveston Drive
    Redwood City, California 94063

David H. Horowitz(3) .......................       28,625               *

Vinod Khosla(4) ............................      184,735               *

Charles S. Paul ............................           --               --

Robert W. Pittman ..........................        1,000               *

Hugh C. Martin(5) ..........................      177,490               *

James Alan Cook(6) .........................       78,346               *

Robert B. Faber(7) .........................       73,985               *

Tobin E. Farrand(8) ........................       73,834               *

All executive officers and directors
    as a group (12 persons)(9)                  3,141,515             12.1

- --------------------

*        Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 242,499 shares subject to an option exercisable within 60 days of March 31, 1996.

(3) Includes 23,002 shares subject to an option exercisable within 60 days of March 31, 1996.

(4)    Includes 16,000 shares held by Mr. Khosla's wife, Neeru Khosla.

(5) Includes 177,490 shares subject to an option exercisable within 60 days of March 31, 1996.

(6) Includes 78,346 shares subject to an option exercisable within 60 days of March 31, 1996.

(7) Includes 23,985 shares subject to an option exercisable within 60 days of March 31, 1996.

(8) Includes 32,842 shares subject to an option exercisable within 60 days of March 31, 1996.

(9) Includes shares held beneficially by executive officers and directors as shown in the foregoing table.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1996 annual meeting of stockholders.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

                                                                      Page(s) in
     1. Index to Consolidated Financial Statements                    Form 10-K

        Independent Auditors' Report                                  36
        Consolidated Balance Sheets at March 31, 1996 and 1995        37
        Consolidated Statements of Operations for the years ended
           March 31, 1996, 1995 and 1994.                             38
        Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended March 31, 1996, 1995 and 1994.         39
        Consolidated Statements of Cash Flows for the years ended
           March 31, 1996, 1995 and 1994.                             40
        Notes to Consolidated Financial Statements                    41-53

     2. Financial Statement Schedules

        There are no financial statement schedules filed as part of this Form
          10-K.

    3.  Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this report:

        Number                               Exhibit Title
        ------                               -------------

         2.01       --     Contribution Agreement dated as of March 4, 1993 by
                           and among the Registrant, the 3DO Company, a California corporation, 3DO Merger Sub, Technology
                           West Partners, L.P., the shareholders of NTG, Inc.
                           and NTG Engineering, Inc.(2)

         3.03       --     Registrant's Restated Certificate of Incorporation.

         3.04       --     Registrant's Delaware Bylaws, as amended.

         4.01       --     Form of Specimen Certificate for Registrant's Common
                           Stock.(2)

         4.02       --     Third Stockholders' Rights Agreement, dated as of
                           January 13, 1993, between the Registrant and various investors.

         10.01      --     Series A Preferred Stock Exchange Agreement between
                           the Registrant and Electronic Arts Inc. dated as of September 30, 1991.(2)

         10.02      --     Series A Preferred Stock Purchase Agreement by and
                           among the Registrant and Kleiner Perkins Caufield &
                           Byers V, KPCB Zaibatsu Fund I, Technology Partners
                           West, Fund IV, and Time Warner Enterprises, Inc.
                           dated as of September 30, 1991.(2)

         10.03      --     Series A Preferred Stock Purchase Agreement between
                           the Registrant and Matsushita Electric Industrial
                           Co., Ltd. dated as of March 24, 1992.(2)

         10.04      --     Series B Preferred Stock Purchase Agreement
                           between the Registrant and a group of investors including American Telephone & Telegraph Company,
                           Electronic Arts Inc., Toby Farrand, Trip Hawkins,
                           David Horowitz, Kleiner Perkins Caufield & Byers V,
                           Matsushita Electric Industrial Co., Ltd., and Time
                           Warner Entertainment Company, L.P., dated as of
                           January 5, 1993.(1)(2)

         10.05      --     Medio Development System License Agreement between
                           the Registrant and Electronic Arts Inc. dated as of September 30, 1991, as amended.(1)(2)

         10.06      --     Publishing Option Agreement between the Registrant
                           and Electronic Arts Inc. dated as of September 30,
                           1991.(1)(2)

         10.07      --     Equipment Transfer and Security Agreement between
                           Electronic Arts Inc. and the Registrant dated as of September 30, 1991.(2)

         10.08      --     Secured Promissory Note between the Registrant and
                           Electronic Arts Inc. dated as of September 30,
                           1991.(2)

         10.09      --     Strategic Contribution and Medio Cable Agreement
                           between the Registrant and Time Warner Enterprises,
                           Inc. as amended through March 31, 1992.(1)(2)

         10.10      --     Strategic Contribution Agreement between the
                           Registrant and Matsushita Electric Industrial Co.,
                           Ltd. dated April 9, 1992.(1)(2)

         10.11      --     Technology Purchase Agreement between the Registrant
                           and Kleiner Perkins Caufield & Byers V, NTG
                           Engineering, Inc., David Needle and RJ Mical dated as of September 30, 1991.(2)

         10.12      --     KPCB Option Agreement among the Registrant and
                           Electronic Arts Inc., Kleiner Perkins Caufield &
                           Byers V and KPCB Zaibatsu Fund I dated as of
                           September 30, 1991, as amended.(2)

         10.13      --     1991 Incentive Stock Plan of the Registrant.(2)

         10.14      --     1993 Incentive Stock Plan of the Registrant.(2)

         10.15      --     Form of Restricted Stock Purchase Agreement of the
                           Registrant.(2)

         10.16      --     Form of Incentive Stock Option Agreement of the
                           Registrant.(2)

         10.17      --     Form of Nonstatutory Stock Option Agreement of the
                           Registrant.(2)

         10.18      --     401(k) Plan of the Registrant.(2)

         10.19      --     Sublease between NCR Comten, Inc. and the Registrant,
                           for office space at 1820 Gateway Drive, Suite 109,
                           San Mateo, California.(2)

         10.20      --     Form of Lease between Golden Century Investment
                           Company, Inc. and the Registrant for office space at 1820 Gateway Drive, San Mateo, California.(2)

         10.21      --     Employment Agreement between the Registrant and
                           William M. Hawkins III dated as of February 1993.(2)

         10.21A     --     Amendment to Employment Agreement between the
                           Registrant and William M. Hawkins III, dated as of
                           March 22, 1994.(5)

         10.22      --     Form of Indemnity Agreement.(2)

         10.23      --     Consumer Interactive Multiplayer License Agreement
                           between the Registrant and Matsushita Electric
                           Industrial Co., Ltd. dated March 5, 1993.(1)(2)

         10.24      --     Covenant Not to Compete and Non-Solicitation
                           Agreement between the Registrant and Dave Needle dated as of March 4, 1993.(2)

         10.25      --     Covenant Not to Compete and Non-Solicitation
                           Agreement between the Registrant and Dave Morse dated as of March 4, 1993.(2)

         10.26      --     Covenant Not to Compete and Non-Solicitation
                           Agreement between the Registrant and RJ Mical dated as of March 4, 1993.(2)

         10.27      --     Stock Restriction Agreement between the Registrant
                           and Dave Needle dated as of March 4, 1993.(2)

         10.28      --     Stock Restriction Agreement between the Registrant
                           and Dave Morse dated as of March 4, 1993.(2)

         10.29      --     Stock Restriction Agreement between the Registrant
                           and RJ Mical dated as of March 4, 1993.(2)

         10.30      --     Form of Software License Agreement.(2)

         10.31      --     Form of Stock Purchase Agreement between the
                           Registrant and William M. Hawkins III.(2)

         10.32      --     Form of Stock Purchase Agreement between the
                           Registrant and Namco Limited.(2)

         10.33      --     Letter of Intent dated January 5, 1993 between the
                           Registrant and American Telephone & Telegraph
                           Company.(1)(2)

         10.34      --     Lease between Seaport Centre Venture Phase I and the
                           Registrant for office space at 600 Galveston Drive, Building 5, Redwood City, California.(6)

         10.34A     --     First Amendment to Lease between Seaport Centre
                           Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City,
                           California.(5)

         10.34B     --     Second Amendment to Lease between Seaport Centre
                           Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City,
                           California.

         10.35      --     Letter of Intent dated June 1, 1993 between the
                           Registrant and American Telephone & Telegraph
                           Company.(3)

         10.36      --     Letter between the Registrant and MCA Entertainment,
                           Inc. dated September 29, 1993.(1)(5)

         10.37      --     Memorandum of Understanding between the Registrant
                           and Creative Technology, Ltd. dated March 8,
                           1994.(1)(5)

         10.38      --     Memorandum of Understanding between the Registrant
                           and Scientific-Atlanta, Inc. dated December 9,
                           1993.(1)(5)

         10.39      --     Letter of Intent between the Registrant and
                           Matsushita Electric Industrial Co., Ltd. dated effective March 3, 1994.(1)(5)

         10.40      --     Letter of Agreement between the Registrant and
                           Creative Technology Ltd., dated May 10, 1994.(1)(6)

         10.41      --     Supplemental Letter of Agreement between the
                           Registrant and Creative Technology Ltd., dated May
                           27, 1994.(1)(6)

         10.42      --     Compact Disc Pressing License Agreement between the
                           3DO Company and Matsushita Electric Industrial Co.,
                           Ltd.(1)(7)

         10.43      --     Technology Licensing Agreement between the Registrant
                           and Matsushita Electric Industrial Co., Ltd., Dated
                           December 7, 1995.(8)(9)

         10.44      --     Joint Development and License Agreement between
                           Registrant and Cirrus Logic, Inc., dated February 29,
                           1996.(9)

         10.45      --     Addendum dated April 24, 1996, to Technology
                           Licensing Agreement between the Registrant and Matsushita Electric Industrial Co., Ltd., dated
                           December 7, 1995.(9)

         11.01      --     Computation of Net Loss Per Share.

         21.01      --     List of Subsidiaries of the Registrant.

         23.01      --     Consent of Independent Auditors.

         24.01      --     Power of Attorney

         27.01      --     Financial Data Schedule.

            (1) Confidential treatment has been granted with respect to certain portions of this document.

            (2) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-59166.

            (3) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

            (4) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

            (5) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-71364.

            (6) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year March 31, 1994.

            (7) Incorporated by reference to the same-numbered exhibit filed with Registrant's Quarterly Report on Form 10-Q/A for the period ended December 31, 1994.

            (8) Incorporated by reference to the same-numbered exhibit filed with Registrant's Quarterly Report on Form 10-Q/A for the period ended December 31, 1995.

            (9) Confidential Treatment has been requested with respect to certain portions of this document.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

(c)      Exhibits:

         The registrant hereby as part of this Form 10-K the exhibit listed in
         Item 14(a)3, as set forth above.

(d)      Financial Statement Schedules:

         There are no financial statement schedules filed as part of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            THE 3DO COMPANY
                                            a Delaware Corporation


                                            By: /S/  PAUL J. MILLEY
                                                --------------------------------
                                                Paul J. Milley
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)
                                                (Duly Authorized Officer)

                                            Date:  June 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

            Signature                                       Title                                Date
- -----------------------------------      --------------------------------------------      -----------------


/S/  WILLIAM M. HAWKINS, III             Chairman of the Board of Directors and Chief       June 28, 1996
- -----------------------------------      Executive Officer (Principal Executive
William M. Hawkins, III                  Officer)


/S/  PAUL J. MILLEY                      Chief Financial Officer (Principal Financial       June 28, 1996
- -----------------------------------      Officer and Principal Accounting Officer)
Paul J. Milley


/S/  DAVID H. HOROWITZ                   Director                                           June 28, 1996
- -----------------------------------
David H. Horowitz


/S/  VINOD KHOSLA                        Director                                           June 28, 1996
- -----------------------------------
Vinod Khosla


/S/  HUGH C. MARTIN, JR.                 President and Director                             June 28, 1996
- -----------------------------------
Hugh C. Martin, Jr.


/S/  CHARLES S. PAUL                     Director                                           June 28, 1996
- -----------------------------------
Charles S. Paul


/S/  ROBERT W. PITTMAN                   Director                                           June 28, 1996
- -----------------------------------
Robert W. Pittman

                                 THE 3DO COMPANY

                             Report on form 10-K for
                          the year ended March 31, 1996

                               INDEX TO EXHIBITS*

Exhibit                                                                         Sequentially
Number                             Exhibit Name                                 Numbered Page
- -------                            ------------                                 -------------
 3.03           Restated Certificate of Incorporation.

 3.04           Bylaws, as amended

 10.44 Joint Development and License Agreement between Registrant and Cirrus Logic, Inc., dated February 29, 1996.(1)

 10.45          Addendum dated April 24, 1996, to Technology Licensing
                Agreement between the Registrant and Matsushita Electric
                Industrial Co., Ltd., dated December 7, 1995. (1)

 11.01          Computation of Net Loss Per Share.

 21.01          List of Subsidiaries of the Registrant.

 23.01          Consent of Independent Auditors.

 24.01          Power of Attorney.

 27.01          Financial Data Schedule.

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

(1) Confidential treatment is being requested with respect to certain portions of these Exhibits.