Form 10-Q
period 1996-06-30
3DO CO
filed 1996-08-14
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to_______.

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

As of July 31, 1996, the number of outstanding shares of the registrants' common stock was 26,850,697.

                                 THE 3DO COMPANY

                                      INDEX

PART I            FINANCIAL INFORMATION                                    PAGE
Item 1.           Consolidated Financial Statements                          3

                  Consolidated Balance Sheets at
                  June 30, 1996 and March 31, 1996                           3

                  Consolidated Statements of Operations for
                  the three months ended June 30, 1996 and 1995              4

                  Consolidated Statements of Cash Flows for
                  the three months ended June 30, 1996 and 1995              5

                  Condensed Notes to Consolidated Financial Statements       6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          13

                  Signatures                                                14

PART I            FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                        THE 3DO COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                  June 30, 1996  March 31, 1996
                                                                  -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  29,923      $   9,459
   Short-term investments                                              42,865         40,686
   Accounts receivable, net                                             2,640          2,060
   Inventory                                                            2,132          1,270
   Prepaid and other current assets                                     2,518            942
                                                                    ---------      ---------
Total current assets                                                   80,078         54,417

Property and equipment, net                                             9,282          8,642
Deposits and other assets                                               2,507            271
                                                                    ---------      ---------
Total assets                                                        $  91,867      $  63,330
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   2,219      $   1,905
   Accrued expenses                                                     3,018          3,814
   Deferred revenue                                                    54,820         47,818
   Current portion of capital lease obligations                         1,243          1,424
   Hardware incentive obligations                                       2,944          4,620
   Other current liabilities                                            4,274          1,787
                                                                    ---------      ---------
Total current liabilities                                              68,518         61,368

Deferred revenue                                                       20,143             44
Capital lease obligations, net of current portion                       1,055          1,287
Other liabilities                                                         715            500
                                                                    ---------      ---------
Total liabilities                                                      90,431         63,199
                                                                    ---------      ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized;  no shares issued                                         --             --
   Common stock, $.01 par value; 50,000,000 and 25,000,000
     shares authorized, respectively; 27,758,763 and 26,003,402
     shares issued and outstanding, respectively                          278            260
   Additional paid-in capital                                         162,236        150,541
   Cumulative translation adjustment                                     (206)          (189)
   Accumulated deficit                                               (160,872)      (150,481)
                                                                    ---------      ---------
Total stockholders' equity                                              1,436            131
                                                                    ---------      ---------

Total liabilities and stockholders' equity                          $  91,867      $  63,330
                                                                    =========      =========

See accompanying condensed Notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                          For the three months ended
                                                   June 30,
                                            ----------------------
                                              1996          1995
                                            --------      --------
Revenues:
   Royalties and license fees               $ 14,178      $  3,379
   Software publishing                           892         2,036
   Developer products and other                  259         1,770
                                            --------      --------
Total revenues                              $ 15,329      $  7,185
                                            --------      --------
Cost of revenues:
   Royalties and pressing fees                   186           396
   Software publishing                           133           286
   Developer products and other                  813           523
                                            --------      --------
Total cost of revenues                         1,132         1,205
                                            --------      --------
Gross profit                                  14,197         5,980
                                            --------      --------
Operating expenses:
   Research and development                    9,290         9,362
   In-process research and development         7,700            --
   Sales and marketing                         1,144         2,351
   General and administrative                  2,780         2,033
                                            --------      --------
Total operating expenses                      20,914        13,746
                                            --------      --------
Operating loss                                (6,717)       (7,766)

Net interest and other income (expense)          326           (26)
                                            --------      --------
Loss before income
   and foreign withholding taxes              (6,391)       (7,792)
Income and foreign
   withholding taxes                           4,000           136
                                            --------      --------
Net loss                                    $(10,391)     $ (7,928)
                                            ========      ========
Net loss per common and common
   equivalent share                         $  (0.39)     $  (0.32)
                                            ========      ========
Common and common equivalent shares
   used in computing per share amounts        26,618        24,479
                                            ========      ========

See accompanying condensed Notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the three months ended
                                                                                  June 30,
                                                                      -----------------------------
                                                                           1996          1995
                                                                         --------      --------
Cash flows from operating activities:
   Net loss                                                              $(10,391)     $ (7,928)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                       1,545         1,436
        Deferred revenue                                                   27,101          (396)
        In-process research and development                                 7,700            --
        Changes in operating assets and liabilities:
          Accounts receivable, net                                            635        (1,793)
          Inventory                                                          (335)         (151)
          Prepaid and other assets                                           (952)       (1,273)
          Accounts payable                                                   (523)          837
          Accrued expenses                                                   (804)         (111)
          Hardware incentives                                              (1,236)          968
          Other liabilities                                                 1,924           252
                                                                         --------      --------
Net cash provided (used) in operating activities                           24,664        (8,159)
                                                                         --------      --------
Cash flows from investing activities:
   Short-term investments, net                                             (2,199)       (1,510)
   Capital expenditures                                                    (2,002)         (384)
                                                                         --------      --------
Net cash used in investing activities                                      (4,201)       (1,894)
                                                                         --------      --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                412        14,593
   Payments on capital lease obligations                                     (414)         (364)
                                                                         --------      --------
Net cash provided by financing activities                                      (2)       14,229
                                                                         --------      --------
Effect of foreign currency translation                                          3            96
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents                       20,464         4,272

Cash and cash equivalents at beginning of period                            9,459         4,846
                                                                         --------      --------

Cash and cash equivalents at end of period                               $ 29,923      $  9,118
                                                                         ========      ========

Supplemental cash flow information:
 Cash paid during the period for:
     Interest                                                            $    297      $    186
     Income and foreign withholding taxes                                $  4,000      $    118


See accompanying condensed Notes to consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

         These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results expected for the entire year.

NOTE 2 - ACQUISITIONS

         In May 1996, the Company entered into an agreement to issue 592,000 shares of stock in exchange for the stock of Archetype Interactive Corporation ("Archetype"), a software developer of a multi-user role playing game designed to be played over the Internet. The Company accounted for this acquisition using the "pooling of interests" method; however, prior periods have not been restated because the results of operations of Archetype were immaterial to the consolidated results of operations of the Company for all periods presented.

         In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. As consideration for the purchase, the Company will issue approximately 1.05 million shares of its common stock to NWC. The actual number of shares to be issued by the Company will be adjusted based on the amount of certain NWC assets and liabilities on the closing date. In addition, under the terms of the agreement, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below an amount equal to approximately $10 per share during a period following the closing date. The Company recorded this transaction as of June 30, 1996 using the purchase method of accounting. A one-time charge was recorded in the quarter for $7.7 million representing the amount of the purchase price assigned to in-process research and development. Also included as part of the purchase price were intangibles valued at $1.35 million and $0.9 million, to be amortized on a straight line basis over 5 years and 5 quarters, respectively.

      Pro forma financial information including NWC (in thousands):

                            6/30/96       6/30/95
                            -------       -------
Revenue...................  16,170         7,909
Net income................ (11,945)       (8,383)
Earnings per share........   (0.43)        (0.33)

NOTE 3 - INVENTORY

         Inventory consists of raw materials and finished goods which are stated at the lower of average cost or market value.

NOTE 4 - REVENUE RECOGNITION

         The Company recognizes revenue from royalty and pressing fee agreements upon receipt of documentation indicating that the compact disc ("CD") manufacturer shipped CDs to the software title developers or publishers, or the licensed chipset foundry shipped chipsets to the hardware manufacturers. Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Revenue from third party engineering and licensing agreements are recognized using the percentage-of-completion method.

         Deferred revenue consists primarily of payments received in advance of revenue being earned under engineering and licensing agreements.

NOTE 5 - NET LOSS PER SHARE

         Net loss per share is computed based on the weighted average number of common shares outstanding. The computation of net loss for the quarter includes
1.05 million shares, an estimate of the number of shares to be issued for the purchase of New World Computing, Inc.

NOTE 6 - INCENTIVE PROGRAMS

         The Company provided manufacturing incentives of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. Amounts under this and certain other incentive programs were accrued as the obligations arose, and as of June 30, 1996 the Company had accrued approximately $2.9 million. During the quarter ended June 30, 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The June 30, 1996 balance is due to be paid on April 1, 1997.

         The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994 through September 30, 1994 at or below certain suggested retail prices. This program was extended through December 31, 1994 for one licensee. The market value of the stock issued or to be issued under this incentive program was recognized as an expense at the time the Company incurred the obligation to issue the stock, and is separately reflected in the Consolidated Statements of Operations. The Company issued 400,000 shares as of June 30, 1996 and anticipates issuing an additional 90,090 shares under this program.

         In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee is charged to authorized CD pressing facilities for each copy of a licensed software title that is manufactured outside of Japan. In the quarter ended December 31, 1994, all funds collected under this program were used for advertising and promoting the 3DO format and product family. Beginning January 1, 1995, a portion of the MDF funds were used by the Company for advertising and promotions, while the remainder was to be paid to qualifying hardware system licensees, based on their shipments of 3DO hardware systems in certain markets, to encourage production and reduced pricing of such systems. All such pressing fees are recognized as revenue, and the amount due to hardware systems licensees is accrued and recorded as an offset to revenue, as the applicable CDs are pressed. The related advertising and promotions expenditures under the program are recorded as incurred, and are separately reflected as an operating expense in the Statements of Operations.

NOTE 7 - INCOME TAXES

         For the quarters ended June 30, 1996 and 1995, income tax expense is $4.0 million and $0.1 million respectively, representing foreign income and withholding taxes, and minimum state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The 3DO Company ("3DO" or the "Company") designs, integrates, licenses and sells interactive technologies and applications software products. The Company is focused on creating technologies and entertainment products for the advanced 64-bit market and is engaged in the development of software titles for multiple hardware platforms including the IBM-compatible PC-CDROM platform (the "PC"), the 64-bit M2 platform being developed by Matsushita, and the Internet, and enhancing and leveraging the Company's existing technologies beyond the video game console market to the personal computer and digital video markets.

         References to "3DO" or the "Company" mean The 3DO Company, a Delaware corporation, and its subsidiaries and predecessor entities.

         The Company developed a next generation 64-bit technology (the "M2 Technology") and in December 1995, the Company and Matsushita entered into a definitive license agreement, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "Technology Licensing Agreement"). The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to 3DO for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the Technology Licensing Agreement, Matsushita has granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of hardware products designed for use in the computer field, of software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and of development systems to third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the Technology Licensing Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will recognize revenue in connection with the Technology Licensing Agreement through the fourth quarter of the Company's fiscal year ending March 31, 1998.

         On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the Technology Licensing Agreement with Matsushita. As consideration for providing engineering and certain support services, the Company will receive an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue using the percentage-of-completion method.

         In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, a leader in video graphics controllers, for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company will develop certain modifications to the "3-D Engine," which is a component of the proprietary semiconductor technology which is part of the M2 Technology. As partial consideration under such agreement, the Company has received a non-refundable sum of $2.5 million as of June 30, 1996. Revenue pertaining to the Cirrus Agreement is recognized using the percentage-of-completion method.

         Prior to the fourth quarter of fiscal year 1996, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees. During the fourth quarter of fiscal year 1996 and this quarter, however, the Company derived the majority of its revenue from the recognition of income from the Technology Licensing Agreement. To a lesser extent, during this quarter, the Company also generated revenue from its licensing agreement with Cirrus Logic and from the licensing and distribution of software titles published by the Company and others.

         The Company generally recognizes revenue from the sale of software titles published and distributed by the Company and developer products at the time of shipment, and recognizes semiconductor and software title royalty and pressing fee revenue upon receipt of evidence of shipment from the relevant semiconductor foundry or the CD pressing plant. Revenue pertaining to the Cirrus Agreement and the Technology Licensing Agreement is recognized using the percentage-of-completion method.

         The Company provided manufacturing incentives of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. Amounts under this and certain other incentive programs were accrued as the obligations arose and as of June 30, 1996 the Company had accrued approximately $2.9 million. During the quarter ended June 30, 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The June 30, 1996 balance is due to be paid on April 1, 1997.

         On May 31, 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a software developer of a multi-user role playing game designed to be played over the Internet. In exchange for the outstanding capital stock of Archetype, the Company issued shares of its common stock to the Archetype shareholders. The Company accounted for this acquisition using the "pooling of interests" method.

         On June 30, 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. As consideration for the purchase, the Company will issue approximately 1.05 million shares of its common stock to NWC. The actual number of shares to be issued by the Company will be adjusted based on the amount of certain NWC assets and liabilities on the closing date. In addition, under the terms of the agreement, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below an amount equal to approximately $10 per share during a period following the closing date. The Company recorded this transaction as of June 30, 1996 using the purchase method of accounting. A one-time charge was recorded in the quarter for $7.7 million representing the amount of the purchase price assigned to in-process research and development.

         The Company will continue to incur substantial expenditures to develop its business in fiscal year 1997, particularly in an effort to increase market acceptance of products based on its current technologies and to complete the development of its next generation technology. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including changes in the composition of the Company's revenues, the timing of new hardware and software product introductions by its licensees and by its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenue will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

RESULTS OF OPERATIONS

         For the three months ended June 30, 1996 and 1995, the Company incurred net losses of $10.4 million and $7.9 million, respectively. Included in the net loss for the three months ended June 30, 1996 is a $7.7 million charge for in-process research and development related to the acquisition of the assets of New World Computing, Inc. and $4.0 million in withholding taxes related to the payment of $40 million by Matsushita pursuant to the Technology Licensing Agreement.

         Revenue for the quarter ended June 30, 1996 totaled $15.3 million compared to $7.2 million for the quarter ended June 30, 1995. The largest component of revenue was $14.2 million in royalties and license fees compared to $3.4 million for the comparable quarter in the prior year. This increase is due primarily to recognition of $12.3 million related to the Technology Licensing Agreement with Matsushita and $1.6 million from the Cirrus Agreement. Revenue from these contracts is recorded using the percentage-of-completion method.

         Software publishing revenues totaled $0.9 million compared to $2.0 million in the comparable quarter in the prior year. The reduction between years was due primarily to the recognition in 1995 of $1.4 million in revenue from Matsushita, for an agreement the Company entered into under which Matsushita was granted the right to license, manufacture and distribute certain software titles developed by or for 3DO. During the quarter ended June 30, 1996, the Company shipped two new titles; one for the 32-bit 3DO Multiplayer platform and one for the PC platform, and also recognized certain license revenue from an agreement with Acclaim. This agreement licenses the rights for Acclaim to publish certain 3DO titles on the Sega, Sony and PC platforms.

         Developer products and other revenue was $0.3 million, compared to $1.8 million in the prior comparable quarter. Developer products sales have decreased as the growth in software licensees has declined. For the quarter ended June 30, 1996, other revenue included $0.2 million in digital video sales of the MPEGXpress systems. Included in other revenue for the quarter ended June 30, 1995 is approximately $0.6 million of revenue recognized for engineering and software development services provided to U S West.

         Cost of revenues of approximately $1.1 million and $1.2 million for the quarters ended June 30, 1996 and 1995, respectively, consists primarily of direct costs associated with developer products and software titles sold. The decrease is primarily due to the increased proportion of royalties and license fees recognized for the quarter ended June 30, 1996, which have significantly lower associated costs of revenues.

         Research and development expenses, including in-process research and development expenses, increased significantly, from approximately $9.4 million for the quarter ended June 30, 1995 to approximately $17.0 million for the period ended June 30, 1996. This increase is almost entirely due to the one-time $7.7 million expense for in-process research and development related to the Company's acquisition of the assets of New World Computing. The Company anticipates that research and development expenses may increase in future periods due to the Company's activities in developing software titles for publishing and distribution by 3DO.

         Sales and marketing expenses decreased from $2.4 million for the three months ended June 30, 1995 to $1.1 million for the same period in 1996, due to the disposition of 3DO Japan Co., Ltd. that resulted in a $0.7 million expense reduction and $0.5 million related to the reduction of advertising to promote the 32-bit 3DO Multiplayer format. It is anticipated that this expense will increase in future periods as the Company promotes the release of its software titles.

         General and administrative expenses were $0.8 million higher for the quarter ended June 30, 1996 as compared to 1995, totaling $2.8 million and $2.0 million, respectively. This increase is primarily due to accrued expenses for employee benefits.

         Net interest and other income increased from an expense of $.03 million to an income of $0.3 million for the quarters ended June 30, 1995 and 1996, respectively, due primarily to interest earned on higher cash balances as a result of proceeds collected from the Technology Licensing Agreement with Matsushita.

         The majority of the provision for income and foreign withholding taxes of $4.0 million for the quarter ended June 30, 1996, is attributable to the 10% foreign withholding taxes on the $40 million payment received from Matsushita in connection with the Technology Licensing Agreement.

         The Company anticipates that operating expenses may increase in future periods. This increase is expected to be mostly attributable to the Company's activities in developing software titles and increasing its publishing and distribution efforts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $72.8 million at June 30, 1996. At March 31, 1996, cash and short-term investments totaled $50.1 million. This increase is primarily due to the net proceeds of $36 million received from Matsushita for the Technology Licensing Agreement, offset by operating losses and capital expenditures. Net cash provided by operating activities of approximately $24.7 million for the quarter ended June 30, 1996 increased as compared with net cash used of approximately $8.2 million for the same period in 1995. The increase is due principally to the $36 million payment from Matsushita. For the three month period ended June 30, 1996, the Company invested approximately $2.0 million ($0.4 million in the same period in 1995) in fixed assets, excluding stock or asset acquisitions or assets acquired under capital lease obligations, which were primarily purchases of computer equipment, software applications and office furnishings.

         The Company anticipates that the existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1997. There can be no assurance that additional capital will not be required in fiscal year 1997 since cash flows will be affected by the rate at which the Company's hardware and software licensees introduce their products and the resulting sale of these products, the market acceptance of such products, the levels of advertising and promotions required to promote market acceptance of the Company's and its licensees' products, the resources required to complete the Company's next generation technology, and the rate at which the Company independently develops, publishes and distributes software titles. The Company anticipates that it will require additional capital beyond fiscal year 1997. The level of financing required beyond fiscal year 1997 will depend on these and other factors. If the Company needs to raise additional funds through public or private financings, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

         As part of its business strategy, the Company frequently evaluates opportunities to enter into strategic alliances, joint ventures, acquisitions of businesses, products or technologies and other similar transactions. The Company has no present understanding, commitment or agreement with respect to any such transactions.

PART II           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits have been filed with this report:

                  11.01  Computation of Net Loss Per Share

                  27.01  Financial Data Schedule

         (b)      No Form 8-K was filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE 3DO COMPANY

Dated:  August 14, 1996                /s/ PAUL J. MILLEY
                                       ------------------
                                       Paul J. Milley
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)
                                       (Duly authorized officer)

                                EXHIBIT INDEX


Exhibit #        Description of Document


  11.01          Computation of Net Loss Per Share

  27.01          Financial Data Schedule
