Form 10-Q
period 1996-09-30
3DO CO
filed 1996-11-14
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of October 31, 1996, the number of outstanding shares of the registrants' common stock was 27,896,068.

                                 THE 3DO COMPANY

                                      INDEX


PART I      FINANCIAL INFORMATION                                     PAGE

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets at
            September 30, 1996 and March 31, 1996

            Consolidated Statements of Operations for the three and six months ended September 30, 1996 and 1995

            Consolidated Statements of Cash Flows for the six months ended September 30, 1996 and 1995

            Condensed Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                        THE 3DO COMPANY AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                September 30,      March 31,
                                                                   1996              1996
                                                                -------------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                     $   7,118        $   9,459
   Short-term investments                                           52,666           40,686
   Accounts receivable, net                                          2,770            2,060
   Inventory                                                           910            1,270
   Prepaid and other current assets                                  2,296              942
                                                                 ---------        ---------
Total current assets                                                65,760           54,417

Property and equipment, net                                          9,679            8,642
Deposits and other assets                                            2,753              271
                                                                 ---------        ---------

Total assets                                                     $  78,192        $  63,330
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $   3,250        $   1,905
   Accrued expenses                                                  5,746            3,814
   Deferred revenue                                                 47,285           47,818
   Current portion of capital lease obligations                      1,000            1,424
   Hardware incentive obligations                                    2,944            4,620
   Other current liabilities                                         1,323            1,787
                                                                 ---------        ---------
Total current liabilities                                           61,548           61,368

Deferred revenue                                                     6,454               44
Capital lease obligations, net of current portion                      872            1,287
Other liabilities                                                      698              500
                                                                 ---------        ---------
Total liabilities                                                   69,572           63,199
                                                                 ---------        ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized;  no shares issued                                      --               --
   Common stock, $.01 par value; 50,000,000 and 25,000,000
     shares authorized; 27,892,957 and 26,003,402
     shares issued and outstanding, respectively                       279              260
   Additional paid-in capital                                      162,522          150,541
   Cumulative translation adjustment                                  (188)            (189)
   Accumulated deficit                                            (153,993)        (150,481)
                                                                 ---------        ---------
Total stockholders' equity                                           8,620              131
                                                                 ---------        ---------

Total liabilities and stockholders' equity                       $  78,192        $  63,330
                                                                 =========        =========

See accompanying condensed Notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                            For the three months ended     For the six months ended
                                                  September 30,                   September 30,
                                            --------------------------     ------------------------
                                              1996           1995            1996            1995
                                             -------       --------        --------        --------
Revenues:
   Royalties and license fees                $20,822       $  2,798        $ 35,000        $  6,177
   Software publishing                         2,494          2,710           3,386           4,746
   Developer products and other                3,434          1,601           3,693           3,371
                                             -------       --------        --------        --------
Total revenues                               $26,750       $  7,109        $ 42,079        $ 14,294
                                             -------       --------        --------        --------

Cost of revenues:
   Royalties and pressing fees                    23            318             209             662
   Software publishing                         1,762          1,283           1,896           1,570
   Developer products and other                1,060            492           1,872           1,066
                                             -------       --------        --------        --------
Total cost of revenues                         2,845          2,093           3,977           3,298
                                             -------       --------        --------        --------

Gross profit                                  23,905          5,016          38,102          10,996
                                             -------       --------        --------        --------

Operating expenses:
   Research and development                   12,127          9,591          21,417          18,953
   In-process research and development            --             --           7,700              --
   Sales and marketing                         2,584          1,843           3,727           4,195
   General and administrative                  3,173          2,007           5,953           4,040
                                             -------       --------        --------        --------
Total operating expenses                      17,884         13,441          38,797          27,188
                                             -------       --------        --------        --------

Operating income (loss)                        6,021         (8,425)           (695)        (16,192)

Net interest and other income                    786             93           1,111              67
                                             -------       --------        --------        --------

Income (loss) before income
   and foreign withholding taxes               6,807         (8,332)            416         (16,125)

Income and foreign
   withholding taxes                              --            427           4,000             562
                                             -------       --------        --------        --------

Net income (loss)                            $ 6,807       $ (8,759)       $ (3,584)       $(16,687)
                                             =======       ========        ========        ========

Net income (loss) per common and
   common equivalent share                   $  0.23       $  (0.34)       $  (0.13)       $  (0.67)
                                             =======       ========        ========        ========

Common and common equivalent shares
   used in computing per share amounts        30,243         25,622          27,260          25,051
                                             =======       ========        ========        ========


See accompanying condensed Notes to consolidated financial statements.

                        THE 3DO COMPANY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the six months ended
                                                                               September 30,
                                                                         --------------------------
                                                                             1996            1995
                                                                           --------        --------
Cash flows from operating activities:
   Net loss                                                                $ (3,584)       $(16,687)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                         3,305           2,834
        Deferred revenue                                                      5,877            (456)
        In-process research and development                                   7,700              --
        Changes in operating assets and liabilities:
          Accounts receivable, net                                              230            (425)
          Inventory                                                             581            (653)
          Prepaid and other assets                                             (939)         (1,767)
          Accounts payable                                                      431            (595)
          Accrued expenses                                                      839             121
          Hardware incentives                                                (1,236)            928
          Other liabilities                                                    (265)            467
                                                                           --------        --------
Net cash provided by (used in) operating activities                          12,939         (16,233)
                                                                           --------        --------

Cash flows from investing activities:
   Short-term investments, net                                              (11,914)         (1,082)
   Capital expenditures                                                      (3,897)           (958)
                                                                           --------        --------
Net cash used in investing activities                                       (15,811)         (2,040)
                                                                           --------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                1,364          17,737
   Payments on capital lease obligations                                       (840)           (788)
                                                                           --------        --------
Net cash provided by financing activities                                       524          16,949
                                                                           --------        --------

Effect of foreign currency translation                                            7            (424)
                                                                           --------        --------

Net decrease in cash and cash equivalents                                    (2,341)         (1,748)

Cash and cash equivalents at beginning of period                              9,459           4,846
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $  7,118        $  3,098
                                                                           ========        ========

Supplemental cash flow information: Cash paid during the period for:
     Interest                                                              $    283        $    381
     Income and foreign withholding taxes                                  $  4,000        $    274

See accompanying condensed Notes to consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

         The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of September 30, 1996 and for the quarter and six months ended September 30, 1996 and 1995 are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

         These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the quarter and six months ended September 30, 1996 are not necessarily indicative of the results expected for the entire year.

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

         In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. As consideration for the purchase, the Company issued 1.02 million shares of its common stock to NWC. In addition, under the terms of the agreement, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below an amount equal to approximately $10 per share during a period following the closing date. The Company recorded this transaction in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter of this fiscal year for $7.7 million representing the amount of the purchase price assigned to In-process research and development. Also included as part of the purchase price were intangibles valued at $2.9 million, to be amortized on a straight line basis over a period of one to five years.

         The following unaudited pro forma information presents the results of operations of The 3DO Company and New World Computing for the three and six months ended September 30, 1996 and 1995, with pro forma adjustments as if New World Computing had been consummated as of the beginning of the periods presented.

Pro forma financial information:


                           Three Months Ended              Six Months Ended
                              September 30,                  September 30,
                           ------------------             ------------------
                             1996      1995                 1996      1995
                           ------------------             ------------------
Revenue                    26,750     8,975               42,920     16,874
Net Income (loss)           6,807    (8,238)              (5,165)   (16,660)
Income (loss) per Share      0.23     (0.31)               (0.19)     (0.64)

NOTE 3 - INVENTORY

         Inventory consists of raw materials and finished goods which are stated at the lower of average cost or market.

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

NOTE 5 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the modified treasury stock method.

NOTE 6 - INCENTIVE PROGRAMS

         The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. Amounts under this and certain other incentive programs were accrued as the obligation arose and as of September 30, 1996 the Company had accrued approximately $2.9 million. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The September 30, 1996 balance is due to be paid on April 1, 1997.

         The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994 through September 30, 1994 at or below certain suggested retail prices. This program was extended through December 31, 1994 for one licensee. The market value of the stock issued or to be issued under this incentive program was recognized as an expense at the time the Company incurred the obligation to issue the stock, and is separately reflected in the Consolidated Statements of Operations. The Company issued 400,000 shares as of September 30, 1996 and anticipates issuing an additional 90,090 shares under this program.

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

NOTE 7 - INCOME TAXES

         Income tax expense totaled $0 and $4.0 million for the three and six months ended September 30, 1996 and $0.4 million and $0.6 million for three and six months ended September 30, 1995, respectively. Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The 3DO Company ("3DO" or the "Company") designs, integrates, licenses and sells interactive technologies and applications software products. The Company is focused on creating technologies and entertainment products for the advanced 64-bit market and is engaged in the development of software titles for multiple hardware platforms including the IBM-compatible PC CD-ROM platform (the "PC"), the 64-bit M2 platform being developed by Matsushita, and the Internet. References to "3DO" or the "Company" mean The 3DO Company, a Delaware corporation, and its subsidiaries and predecessor entities.

         The Company developed a next generation 64-bit technology (the "M2 Technology") and in December 1995 the Company and Matsushita entered into a definitive license agreement, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "Technology Licensing Agreement"). The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to 3DO for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the Technology Licensing Agreement, Matsushita has granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of hardware products designed for use in the computer field, of software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and of development systems to third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the Technology Licensing Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will recognize revenue in connection with the Technology Licensing Agreement through June 30, 1998.

         On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the Technology Licensing Agreement with Matsushita. As consideration for providing engineering and certain support services, the Company will receive an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue using the percentage-of-completion method, up to the amount of cash received.

         In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, a leader in video graphics controllers, for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company was to develop certain modifications to the "3-D Engine," which is a component of the proprietary semiconductor technology which is part of the M2 Technology. As partial consideration under such agreement, the Company has received a non-refundable sum of $2.5 million as of September 30, 1996. This payment has been recognized into revenue under the percentage of completion method. The Company believes Cirrus has specific obligations under the contract to pay an additional $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees.

         Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint for Cirrus' breach of the Agreement to enforce its rights under the Cirrus Agreement, including procurement of the payment by Cirrus of $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees, and seeking damages, interest, and attorneys' fees and costs. There can be no assurance that the Company will prevail in the litigation or receive the additional $4.5 million that it believes Cirrus owes.

         Prior to the fourth quarter of fiscal 1996, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees. Since the fourth quarter of fiscal 1996, however, the Company derived a majority of its revenue from the recognition of income from the Technology Licensing Agreement. In addition, the Company also generated revenue from the licensing and distribution of software titles published by the Company and others, and from its licensing agreement with Cirrus Logic in the first quarter of this fiscal year.

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

         The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. This and certain other incentive programs were accrued as the obligation arose and as of September 30, 1996 the Company had accrued approximately $2.9 million. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The September 30, 1996 balance is due to be paid on April 1, 1997.

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

         On June 30, 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. As consideration for the purchase, the Company issued 1.02 million shares of its common stock to NWC. In addition, under the terms of the agreement, the Company will be obligated to make a cash payment to NWC in the event that the value of the 3DO stock issued in the transaction falls below an amount equal to approximately $10 per share during a period following the closing date. The Company recorded this transaction in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter for $7.7 million representing the amount of the purchase price assigned to In-process research and development.

         The Company will continue to incur substantial expenditures to develop its business in fiscal 1997. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including changes in the composition of the Company's revenues, a potential sale or joint venture of its hardware business, the timing of new hardware and software product introductions by its licensees and by its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenue will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, expenses, cash flows, and capital resources. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Operating Results," below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

         For the quarter ended September 30, 1996, the Company incurred a net profit of $6.8 million compared to a net loss of $8.8 million for the same quarter fiscal 1995. For the six months ended September 30, 1996 and 1995, the Company incurred net losses of $3.6 million and $16.7 million, respectively. Included in the net loss for the six months ended September 30, 1996 is a $7.7 million charge for in-process research and development related to the acquisition of the assets of New World Computing, Inc. and $4.0 million in withholding taxes related to the payment of $40 million by Matsushita pursuant to the Technology Licensing Agreement.

         Revenue for the three months ended September 30, 1996 and 1995 totaled $26.8 million and $7.1 million, respectively. Revenue for the six months ended September 30, 1996 totaled $42.1 million compared to $14.3 million for the six months ended September 30, 1995. Royalties and pressing fees of $20.8 million and $35.0 million were the largest component of revenue for the three and six months ended September 30, 1996 compared to $2.8 million and $6.2 million in the prior comparable periods. The increase is due primarily to the revenue recognition of the Technology Licensing Agreement with Matsushita, which totaled $19.5 million and $31.8 million for the quarter and six months ended September 30, 1996, respectively. This revenue was recognized using the percentage-of-completion method.

         Software publishing revenue totaled $2.5 million and $3.4 million for the three and six months ended September 30, 1996 compared to $2.7 million and $4.7 million for the three and six months ended September 30, 1995. Revenue for this fiscal year was derived primarily from the company's first shipments of PC platform titles. Revenue for the prior comparable periods was comprised primarily of the revenue from the licensing and publishing of software titles for the 3DO 32-bit platform.

         Developer products and other revenue totaled $3.4 million and $3.7 million for the quarter and six months ended September 30, 1996 compared to $1.6 million and $3.4 million for the prior comparable periods. Developer products revenue was higher in the current quarter compared to the same quarter last year due primarily to increased shipments of M2 development systems to MEI and other M2 software developers.

         Cost of revenues of $2.8 million and $4.0 million for the quarter and six months ended September 30, 1996 compared to $2.1 million and $3.3 million for the quarter and six months ended September 30, 1995, respectively, consists of direct costs associated with development systems products and software titles sold and amortization of prepaid royalties. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses. Cost of revenues decreased, as a percentage of revenue, for the quarter and six months ended September 30, 1996 compared to the same periods in fiscal 1995. The decrease is primarily due to the revenue from the 64-bit M2 licensing agreement with Matsushita recognized in the current fiscal year, which has no associated cost of revenue.

         Research and development expenses, including in-process research and development, increased to $12.1 million and $29.1 million for the three and six months ended September 30, 1996 from $9.6 million and $19.0 million for the three and six months ended September 30, 1995, respectively. This increase is primarily due to the one-time $7.7 million expense for in-process research and development related to the Company's acquisition of the assets of New World Computing in June 1996, and on going development expenses associated with Cyclone Studios, Archetype Interactive and New

World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively. The Company anticipates that research and development expenses may increase in future periods due to the Company's activities in developing software titles for multiple platforms.

         Sales and marketing expenses increased from $1.8 million for the quarter ended September 30, 1995 to $2.6 million for the same period in 1996, but decreased from $4.2 million for the six months ended September 30, 1995 to $3.7 million for the current comparable period. The increase in the current quarter was attributable to the marketing expenses for the launch of its debut Internet and PC CD-ROM software products. The decrease in expenses for the six months comparison was primarily due to the disposition of 3DO Japan Co., Ltd. which resulted in a $1.3 million expense reduction. It is anticipated that this expense will increase in future periods as the Company promotes the release of its software titles.

         General and administrative expenses were $3.2 million and $6.0 million for the quarter and six months ended September 30, 1996 compared to $2.0 million and $4.0 million for the prior comparable periods. This increase is primarily due to increased reserves against accounts receivable resulting from the bankruptcy filing of a major customer, the amortization of goodwill associated with the New World Computing acquisition and increased other employee benefits

         Net interest and other income increased from $.1 million and $.1 million for the quarter and six months ended September 30, 1995 to $.8 million and $1.1 million for the same periods this year, due primarily to interest earned on higher cash balances as a result of proceeds collected from the Technology Licensing Agreement with Matsushita.

         The increase in the provision for income and foreign withholding taxes for the six months ended September 30, 1996 from the same periods last year was attributable to the 10% foreign withholding taxes on the $40 million payment received from Matsushita in connection with the Technology Licensing Agreement.

         The Company anticipates that operating expenses may increase in future periods. This increase is expected to be mostly attributable to the Company's activities in developing software titles and increasing its publishing and distribution efforts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $59.8 million at September 30, 1996. At March 31, 1996, cash and short-term investments totaled $50.1 million. This increase is primarily due to the net proceeds of $36 million received from Matsushita for the Technology Licensing Agreement, offset by operating losses and capital expenditures. Net cash provided by operating activities of approximately $12.9 million for the six months ended September 30, 1996 increased as compared with net cash used of approximately $16.2 million for the same period in 1995. The increase is due principally to the $36 million payment from Matsushita. For the six months ended September 30, 1996, the Company invested approximately $3.9 million ($1.0 million in the same period in 1995) in fixed assets, excluding stock or asset acquisitions, or assets acquired under capital lease obligations which were primarily purchases of computer equipment, software applications and office furnishings.

         The Company will incur negative cash flow for the remainder of fiscal year 1997 from the continued investment in the internal development of entertainment software titles scheduled to be released in fiscal year 1998 and beyond. In addition, the Company will be obligated to pay approximately $5 million to New World Computing, Inc., by December 31, 1996, as specified in the Agreement of Purchase and Sale of Assets between the Company, NTN Communications, Inc., and New World Computing, Inc., as consideration for the purchase of certain of the assets of New World Computing, Inc. The Company anticipates that the existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1997. There can be no assurance that additional capital will not be required in fiscal year 1998 since cash flows will be affected by the rate at which the Company's hardware and software licensees introduce their products and the resulting sale of these products, the market acceptance of such products, the levels of advertising and promotions required to promote market acceptance of the Company's and its licensees' products, and the rate at which the Company independently develops, publishes and distributes software titles. The level of financing required beyond fiscal year 1997 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

         As part of its business strategy, the Company frequently evaluates opportunities to enter into strategic alliances, joint ventures, acquisitions of businesses, products or technologies and other similar transactions.

         In September 1996, the Company announced its intention to enter into a joint venture or sell its hardware business. The Company has entered into discussions with a potential joint venture partner regarding a joint venture of its hardware business. There can be no assurance at this time whether a binding agreement will be signed for this transaction, or if a binding agreement is signed, that such transaction will occur. Transactions such as the joint venture or sale of advanced hardware technology are subject to a range of contingencies, including a limited number of potential partners or acquirors, the price and structure of a transaction, competitive conditions in the industry, and the Company's ability to retain its technical personnel pending completion of the transaction. There can be no assurance that the Company will be able to enter into a joint venture or sale of its hardware business or that such a transaction can be completed on satisfactory terms. There can be no assurance that the Company will be able to retain a significant equity interest in the joint venture, reduce expenses related to the hardware business, or develop and exploit product opportunities in PC chips, game chips, and DVD chips, Internet chips, video computer chips or systems. The particular transaction or the absence of a transaction could cause the Company to recognize significant write-offs or incur other costs which could produce operating losses.


                      FACTORS AFFECTING FUTURE PERFORMANCE

REORGANIZATION AND CHANGE IN STRATEGY

         The Company is in the process of restructuring its organization to focus on Internet and game entertainment software. As part of its reorganization, the Company intends to sell its hardware business or contribute its hardware business to a joint venture, and to organize its software business into five production units. The Company expects that such change in strategy will result in a change in the composition of the Company's revenues. Since commencement of operations, the Company has been developing interactive multimedia technologies. Prior to December 1995, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. In the near term, the Company expects to derive the majority of its revenue from technology licensing fees and the publication and distribution of internally- and externally-developed software titles. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from license and pressing fees from third-party software products compatible with the 3DO Multiplayer format. However, the 3DO Multiplayer format failed to achieve market acceptance. The Company expects that its future revenues will mostly be from publishing entertainment software titles for multiple platforms, initially focusing on the PC, M2 and Internet platforms. Revenues to the Company under the M2 Technology License Agreement are dependent on the Company fulfilling certain commitments under such agreement, and there can be no assurance that the Company will fulfill its obligations under such agreement, and any such failure of the Company to fulfill its obligations, or any failure of such licensee to pay the fees under such agreement as they become due, would have a material adverse effect upon the Company's business, operating results and financial condition. There can be no assurance that the Company will prevail in the current litigation regarding the Cirrus Agreement or receive the additional $4.5 million that it believes Cirrus owes under the Cirrus Agreement. Although the Company commenced operations in 1991, the Company has a very limited operating history upon which an evaluation of the Company and its current strategy can be based. The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise.

         To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and support the development and marketing of game entertainment software. The Company's decision to focus its efforts on software title publishing and distribution for the PC, M2, and Internet platforms is predicated on the assumption that in the future the installed hardware base of PC, M2, and Internet platforms will be large enough to permit this portion of 3DO's business to operate profitably. There can be no assurance that the Company's assumption will be correct. There can be no assurance that the Company will be able to successfully compete as an entertainment software developer and publisher. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

JOINT VENTURE OR SALE OF HARDWARE BUSINESS

         In September 1996, the Company announced its intention to enter into a joint venture or sell its hardware business. The Company has entered into discussions with a potential joint venture partner regarding a joint venture of its hardware business. There can be no assurance at this time whether a binding agreement will be signed for this transaction, or if a binding agreement is signed, that such transaction will occur. Transactions such as the joint venture or sale of advanced hardware technology are subject to a range of contingencies, including a limited number of potential partners or acquirors, the price and structure of a transaction, competitive conditions in the industry, and the Company's ability to retain its technical personnel pending completion of the transaction. There can be no assurance that the Company will be able to enter into a joint venture or sale of its hardware business or that such a transaction can be completed on satisfactory terms. There can be no assurance that the Company will be able to retain its significant equity interest in the joint venture, reduce expenses related to the hardware business, or develop and exploit product opportunities in PC chips, game chips, DVD chips, Internet chips, video computer chips or systems. The particular transaction or the absence of a transaction could cause the Company to recognize significant write-offs or incur other costs which could produce operating losses.

CHANGING PRODUCT PLATFORMS AND FORMATS

         The Company is entering new markets with its software products, specifically the PC and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the Sony, Sega and Nintendo proprietary platforms. Finally, the Company's products must maintain compatibility with certain hardware, software and hardware accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

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

DEPENDENCE ON INTERACTIVE MULTIPLE-PLAYER GAMES ON INTERNET PLATFORM

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

         There can be no assurance that multiple-player games over the Internet will become popular or widespread. The Company has had limited experience in this area and only recently acquired Archetype Interactive Corporation ("Archetype"), an Internet game company. Various technical issues relating to multiple-player games over the Internet exist, such as system compatibility problems and inadequate infrastructure. There has been little evidence of success in this area and a profitable business model to capitalize on the interactive entertainment and game market on the Internet has not yet been established.

DEPENDENCE ON THE M2 TECHNOLOGY

         The Company has undertaken a diversification plan to design, integrate, license and sell products directed at the 64-bit interactive entertainment market. The Company's next generation 64-bit M2 Technology, which has been licensed to Matsushita and Cirrus Logic, has not yet been fully developed. The Company must, among other things, establish technical feasibility and complete development of the M2 Technology. The Company is dependent on Matsushita, as the exclusive licensee, to develop and manufacture video game console products using the M2 Technology. Matsushita will control the timing of any product launch, the pricing and marketing of any such products, and any third-party licensing activities pertaining to such products. Matsushita has not yet completed development of its production version of a video game console based on the M2 Technology, and there can be no assurance that Matsushita or any future hardware system licensee will be able to manufacture such a video game console in large enough quantities or at low enough costs to enable this product to be priced competitively. The video game hardware platform market is extremely competitive and the Company's previous experience with the 3DO Multiplayer platform, the first 32-bit, CDROM-based, video game console in the market, demonstrates the perils involved with the development of new video game hardware technology. An installed base of hardware using the M2 Technology is necessary for the Company to successfully develop and market entertainment software for such a hardware base. There can be no assurance that the M2 Technology will offer advantages over alternative technologies sufficient to generate market acceptance.

PRODUCT DEVELOPMENT

         The Company's future success is based in substantial part upon its ability to create software titles for the 64-bit interactive entertainment markets and design products for the PC, M2 and Internet platforms. Software product development schedules, particularly for new hardware platforms such as the M2 and Internet platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning processes associated with development for new technologies, as well as other factors. As a result of their complexity, software products frequently contain undetected errors or failures, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing prior to the release of new products, the Company may discover errors in its products after their initial release. There can be no assurance that, despite testing by the Company, errors will not be found in new products and product revisions released by the Company in the future. The occurrence of such errors could result in significant losses to the Company. Any such occurrence also could result in reduced market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, CD-ROM and Internet multiple-player products frequently include more content and are more complex, time-consuming and costly to develop than simpler PC or video game console products and accordingly, cause additional development and scheduling risk. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

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

         A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include manufacturers of hardware platform systems such as Nintendo, Sega and Sony (together with third-party licensees); diversified media and entertainment companies such as Walt Disney Company, Viacom International, Inc. and Time Warner Enterprises, Inc.; large independent multi-platform software developers such as Electronic Arts Inc., Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and Spectrum HoloByte, Inc.; and publishers of personal computer software such as Microsoft Corporation, Maxis, Inc., and Sierra On-line, Inc. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

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

         The Company's revenues are also affected by the timing of payments under agreements with companies that license the Company's technologies. These licenses can represent significant revenues to the Company which can cause fluctuation in quarterly results. Also, where there are contractual obligations of the Company to complete certain technology, the Company will recognize revenues on the "percentage of completion" method based upon the costs incurred by the Company to fulfill its contractual obligation to deliver technology as specified in the agreement. The progress made in completing the engineering of such technology will affect the revenue recognized in any particular quarter. The Company estimates that it will recognize revenue in connection with the M2 Technology License Agreement with Matsushita through the fourth quarter of the fiscal year ending March 31, 1998.

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

         The Company's efforts to sell its hardware business or contribute its hardware business to a joint venture may result in recognition of write-offs or other costs, which could product operating losses.

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

DEPENDENCE ON THIRD PARTIES

         The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties with which it has established or is attempting to establish commercial relationships. The Company relies on third parties to develop, manufacture, market and distribute products that incorporate technology licensed from 3DO, such as Matsushita and Cirrus Logic with respect to the M2 technology. The Company's licensees may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology. Further, a licensee's financial or other resource limitations may prevent such licensee from commercializing products based on the Company's technology. The Company's various units also depend upon third-party developers. Any failure of a third-party developer to complete its contractual obligations to the Company would adversely affect Studio 3DO's ability to complete and release titles, which in turn would adversely affect the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high-quality personnel, especially highly-skilled engineers, programmers and artists involved in the ongoing hardware and software development required to define future interactive hardware systems, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins, who is also acting as creative director. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

RECENT ACQUISITIONS

         The Company acquired the business of Cyclone Studios ("Cyclone"), a software developer, during November of 1995. In May of 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a developer of a multi-user role playing game to be played over the Internet, and in June of 1996, the Company acquired the assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company. Each of these acquisitions represented the addition of new products and personnel to the Company, which has caused changes in the allocation of management and other resources, marketing strategies and production systems. The Company's ability to manage its acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to successfully integrate these acquired businesses or other companies which the Company may acquire in the future with the current operations of the Company.

FUTURE ACQUISITIONS

         The Company is in the process of establishing operations as a multi-platform entertainment software developer and its strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute and could represent an interest senior to the rights of then-outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisitions of Cyclone and NWC, could involve significant one-time non-cash write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the entertainment software area may be viewed by outside market analysts as a diversion of the Company's focus on entertainment software. For these reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses, and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

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

         The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements prohibit unauthorized disclosure or unauthorized reverse-engineering of the Company's licensed technology. However, the Company expects that third parties may attempt to reverse-engineer its technology without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company would have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse-engineers products based on the Company's proprietary technology, even if the technology is protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

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

VOLATILITY OF STOCK PRICE

         Market prices of securities of companies engaged in the entertainment software industry have been highly volatile. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the entertainment software field, market conditions in the technology, entertainment, cable, telecommunications and other emerging growth company sectors, and rumors relating to the Company or its competitors, have had and may in the future have a significant impact on the market price of the Company's common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development-stage companies, such as those in the entertainment software and semiconductor industries that has often been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's common stock.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         On October 3, 1996, Cirrus Logic, Inc. ("Cirrus"), filed a complaint in the Superior Court of the State of California for the Southern Division of the County of Alameda to rescind a Joint Development and License Agreement ("Agreement") entered into between Cirrus and the Company on February 29, 1996, on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure; and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint for Cirrus' breach of the Agreement to enforce its rights under the Cirrus Agreement, including procurement of the payment by Cirrus of $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees; and to recover damages, collect interest, and obtain attorneys' fees and costs. There can be no assurance that the Company will prevail in the litigation or receive the additional $4.5 million that it believes Cirrus owes.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 20, 1996, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected directors of the Company, approved an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 3,548,705 shares, and confirmed the appointment of KPMG Peat Marwick as independent auditors for the fiscal year ending March 31, 1997. The voting on each matter is set forth below.

1. Votes cast for election of the directors for Class A of the Company's Board of Directors:

Nominee                         Votes for Each Nominee             Votes Withheld from Each Nominee
-------                         ----------------------             --------------------------------

Charles S. Paul                       24,531,321                                214,985
Robert W. Pittman                     24,532,470                                213,836

2. Votes cast for approval of an increase in the number of shares of Common Stock reserved for issuance under the 1993 Incentive Stock Plan by 3,548,705 shares:

For                        Against                   Abstain                   Broker Non-Vote
---                        -------                   -------                   ---------------

11,020,683                 5,157,100                 434,980                   8,133,543

3. Votes cast to confirm the appointment of KPMG Peat Marwick as independent auditors for the fiscal year ending March 31, 1997:

For                        Against                   Abstain                   Broker Non-Vote
---                        -------                   -------                   ---------------

24,602,946                 78,074                    65,286

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      The following exhibits have been filed with this report:

              11.01  Computation of Net Loss Per Share
              27.01  Financial Data Schedule

     (b) Reports on Form 8-K for the quarter covered by this report:

              Current Report on Form 8-K filed September 18, 1996
              Amended Current Report on Form 8-K/A filed August 22, 1996 Current Report on Form 8-K filed July 12, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE 3DO COMPANY


Dated:  November 14, 1996                    /s/ PAUL J. MILLEY
                                             ------------------
                                             Paul J. Milley
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)
                                             (Duly authorized officer)

                                 EXHIBIT INDEX

11.01   Computation of Net Loss Per Share

27.01   Financial Data Schedule