Form 10-Q
period 1996-12-31
3DO CO
filed 1997-02-14
CIK 898441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT
                                      OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

 FOR THE TRANSITION PERIOD FROM --------------------- TO ---------------------.

                         COMMISSION FILE NUMBER 0-21336

                            ------------------------

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

                            ------------------------

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

     As of January 31, 1997, the number of outstanding shares of the registrants' common stock was 27,987,209.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE 3DO COMPANY

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements..............................................    3
          Consolidated Balance Sheets at December 31, 1996 and March 31, 1996............    3
          Consolidated Statements of Operations for the three and nine months
          ended December 31, 1996 and 1995...............................................    4
          Consolidated Statements of Cash Flows for the nine months ended
          December 31, 1996 and 1995.....................................................    5
          Condensed Notes to Consolidated Financial Statements...........................    6
          Management's Discussion and Analysis of Financial Condition and
Item 2.   Results of Operations..........................................................    9

PART II OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K...............................................   21
          Signatures.....................................................................   22

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        THE 3DO COMPANY AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        DECEMBER 31,   MARCH 31,
                                                                            1996         1996
                                                                        ------------   ---------
Current assets:
  Cash and cash equivalents...........................................   $   11,959    $   9,459
  Short-term investments..............................................       29,335       40,686
  Accounts receivable, net............................................        2,823        2,060
  Inventory...........................................................          823        1,270
  Prepaid and other current assets....................................        1,756          942
                                                                          ---------    ---------
          Total current assets........................................       46,696       54,417
Property and equipment, net...........................................        8,841        8,642
Deposits and other assets.............................................        2,472          271
                                                                          ---------    ---------
          Total assets................................................   $   58,009    $  63,330
                                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................   $    1,988    $   1,905
  Accrued expenses....................................................        6,394        3,814
  Deferred revenue....................................................       28,499       47,818
  Current portion of capital lease obligations........................          916        1,424
  Hardware incentive obligations......................................        2,944        4,620
  Other current liabilities...........................................        1,406        1,787
                                                                          ---------    ---------
          Total current liabilities...................................       42,147       61,368
Deferred revenue......................................................        7,277           44
Capital lease obligations, net of current portion.....................          771        1,287
Other liabilities.....................................................          765          500
                                                                          ---------    ---------
          Total liabilities...........................................       50,960       63,199
                                                                          ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; no
     shares issued....................................................           --           --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     27,978,380 and 26,003,402 shares issued and outstanding,
     respectively.....................................................          279          260
  Additional paid-in capital..........................................      158,107      150,541
  Cumulative translation adjustment...................................         (207)        (189)
  Accumulated deficit.................................................     (151,130)    (150,481)
                                                                          ---------    ---------
          Total stockholders' equity..................................        7,049          131
                                                                          ---------    ---------
          Total liabilities and stockholders' equity..................   $   58,009    $  63,330
                                                                          =========    =========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                     ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                    --------------------     --------------------
                                                     1996         1995        1996         1995
                                                    -------     --------     -------     --------
Revenues:
  Royalties and license fees......................  $17,767     $  5,582     $52,766     $ 11,758
  Software publishing.............................    3,665        1,726       7,052        6,472
  Developer products and other....................       15        1,637       3,708        5,009
                                                    -------     --------     -------     --------
          Total revenues..........................  $21,447     $  8,945     $63,526     $ 23,239
                                                    -------     --------     -------     --------
Cost of revenues:
  Royalties and pressing fees.....................      197          185         407          848
  Software publishing.............................    2,455        2,116       4,351        3,685
  Developer products and other....................      152        1,302       2,023        2,368
                                                    -------     --------     -------     --------
          Total cost of revenues..................    2,804        3,603       6,781        6,901
                                                    -------     --------     -------     --------
Gross profit......................................   18,643        5,342      56,745       16,338
                                                    -------     --------     -------     --------
Operating expenses:
  Research and development........................   11,248       13,142      32,665       32,096
  In-process research and development.............       --           --       7,700           --
  Sales and marketing.............................    2,356        1,650       6,083        5,844
  General and administrative......................    2,651        3,045       8,604        7,085
                                                    -------     --------     -------     --------
          Total operating expenses................   16,255       17,837      55,052       45,025
                                                    -------     --------     -------     --------
Operating income (loss)...........................    2,388      (12,495)      1,693      (28,687)
Net interest and other income.....................      567           42       1,678          108
                                                    -------     --------     -------     --------
Income (loss) before income and foreign
  withholding taxes...............................    2,955      (12,453)      3,371      (28,579)
Income and foreign withholding taxes..............       70        6,687       4,070        7,249
                                                    -------     --------     -------     --------
Net income (loss).................................  $ 2,885     $(19,140)    $  (699)    $(35,828)
                                                    =======     ========     =======     ========
Net income (loss) per common and common equivalent
  share...........................................  $  0.10     $  (0.74)    $ (0.03)    $  (1.39)
                                                    =======     ========     =======     ========
Common and common equivalent shares used in
  computing per share amounts.....................   29,496       25,782      27,503       25,702
                                                    =======     ========     =======     ========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          FOR THE NINE MONTHS
                                                                                 ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------     --------
Cash flows from operating activities:
  Net loss..............................................................  $  (699)    $(35,828)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization....................................    5,079        4,192
       Deferred revenue.................................................  (12,086)      56,788
       In-process research and development..............................    7,700           --
       Changes in operating assets and liabilities:
          Accounts receivable, net......................................      176       (1,619)
          Inventory.....................................................      668         (639)
          Prepaid and other assets......................................     (399)       1,185
          Accounts payable..............................................     (831)      (1,134)
          Accrued expenses..............................................    1,602        3,680
          Hardware incentives...........................................   (1,236)       1,059
          Other liabilities.............................................     (115)       1,310
                                                                          -------     --------
Net cash provided by (used in) operating activities.....................     (141)      28,994
                                                                          -------     --------
Cash flows from investing activities:
  Short-term investments, net...........................................   11,395      (45,562)
  Capital expenditures..................................................   (4,551)      (1,476)
  Purchase Price Guarantee Payment......................................   (4,575)          --
                                                                          -------     --------
Net cash provided by (used in) investing activities.....................    2,269      (47,038)
                                                                          -------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...........................    1,408       18,066
  Payments on capital lease obligations.................................   (1,025)      (1,221)
                                                                          -------     --------
Net cash provided by (used in) financing activities.....................      383       16,845
                                                                          -------     --------
Effect of foreign currency translation..................................      (11)        (488)
                                                                          -------     --------
Net increase (decrease) in cash and cash equivalents....................    2,500       (1,687)
Cash and cash equivalents at beginning of period........................    9,459        4,846
                                                                          -------     --------
Cash and cash equivalents at end of period..............................  $11,959     $  3,159
                                                                          =======     ========
Supplemental cash flow information:
  Cash paid during the period for:
     Interest...........................................................  $   536     $    558
     Income and foreign withholding taxes...............................  $ 4,070     $  6,378
Supplemental schedule of noncash investing and financing activities:
     Assets acquired under capital lease obligations....................  $   116     $    245

     See accompanying Condensed Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

     The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of December 31, 1996 and for the quarter and nine months ended December 31, 1996 and 1995 are unaudited, and in the opinion of management, include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

     These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the quarter and nine months ended December 31, 1996 are not necessarily indicative of the results expected for the entire year.

NOTE 2 -- ACQUISITIONS

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

     In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC, Inc."), a PC platform game developer. Subsequent to the asset purchase, the Company created a production unit which uses the New World Computing brand name ("NWC production unit"). NWC, Inc. continues to be a wholly-owned subsidiary of NTN Communication, Inc. ("NTN"). As consideration for the purchase, the Company issued 1.02 million shares of its common stock to NTN. In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the 3DO common stock issued in the transaction fell below $10 per share during a specified period following the closing date (the "Purchase Price Guarantee"). During the three-month period ending December 31, 1996, the Company paid approximately $4.6 million to NTN, which represents the payment in full under the Purchase Price Guarantee.

     The Company recorded the purchase using the purchase method of accounting. A one-time charge was recorded in the first quarter of this fiscal year for $7.7 million representing purchased in-process research and development. Additionally, approximately $2.9 million in various intangible assets were purchased and this amount will be amortized on a straight-line basis over a period of one to five years. The purchase price was recorded based on the Guaranteed Purchase Price and, accordingly, the $4.6 million additional payment made during the three-month period ended December 31, 1996 did not impact the Company's statement of operations for that period.

     The results of operations of the NWC production unit have been included in the consolidation results of operations of the Company since the date of acquisition. The following unaudited pro forma information presents the results of operations of the 3DO Company and the NWC production unit for the three and nine months ended December 31, 1996 and 1995, with pro forma adjustments, as if the acquisition had been consummated as of the beginning of the periods presented.

                        THE 3DO COMPANY AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma financial information:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   DECEMBER 31,           DECEMBER 31,
                                                ------------------     ------------------
                                                 1996       1995        1996       1995
                                                ------     -------     ------     -------
        Revenue...............................  21,447      11,038     64,367      27,912
        Net Income (Loss).....................   2,885     (19,417)    (2,280)    (36,078)
        Income (Loss) per Share...............    0.10       (0.72)     (0.08)      (1.35)

NOTE 3 -- REVENUE RECOGNITION

     The Company recognizes revenue from royalty and pressing fee agreements upon receipt of documentation indicating that the compact disc ("CD") manufacturer shipped CDs to the software title developers or publishers, or the licensed chipset foundry shipped chipsets to the hardware manufacturers. Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method.

     Deferred revenue consists primarily of payments received in advance of revenue being earned under engineering and licensing agreements.

NOTE 4 -- NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the modified treasury stock method.

NOTE 5 -- INCENTIVE PROGRAMS

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. Amounts under this and certain other incentive programs were accrued as the obligation arose and as of December 31, 1996, the Company had accrued approximately $2.9 million. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The December 31, 1996 balance is due to be paid on April 1, 1997.

     The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994 through September 30, 1994 at or below certain suggested retail prices. This program was extended through December 31, 1994 for one licensee. The market value of the stock issued or to be issued under this incentive program was recognized as an expense at the time the Company incurred the obligation to issue the stock, and is separately reflected in the Consolidated Statements of Operations. The Company issued 466,826 shares under such program as of December 31, 1996.

     In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee is charged to authorized CD pressing facilities for each copy of a licensed software title manufactured outside of Japan. In the quarter ended December 31, 1994, all funds collected under this program were used for advertising and promoting the 3DO format and product family. Beginning January 1, 1995, a portion of the MDF funds were used by the Company for advertising and promotions, while the remainder was to be paid to qualifying hardware system licensees, based on their shipments of 3DO hardware

                        THE 3DO COMPANY AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

systems in certain markets, to encourage production and reduced pricing of such systems. All pressing fees are recognized as revenue, and the amount due to hardware systems licensees is accrued and recorded as an offset to revenue, as the applicable CDs are pressed. The related advertising and promotions expenditures under the program are recorded as incurred, and are separately reflected as an operating expense in the Statements of Operations.

NOTE 6 -- INCOME TAXES

     Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

NOTE 7 -- SUBSEQUENT EVENT

     On January 29, 1997, the Company announced that it had reached agreement in principle with Samsung Electronics Co., Ltd. ("Samsung") to form a new joint venture company to design, market and sell custom semiconductors. Consummation of the joint venture is dependent upon execution of a definitive agreement and receipt of required government approvals. According to the agreement in principle, Samsung will contribute approximately $30 million, a preferential six-year semiconductor fabrication agreement, engineering talent and its multimedia signal processor ("MSP") technology, and 3DO will contribute advanced interactive 3-D, digital video and audio technologies, hardware and software design expertise, engineering talent from the Company's hardware group and certain fixed assets and computer equipment. The Company will own approximately 49% of the joint venture upon closing and will account for its stake in the joint venture using the equity method.

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

     On January 29, 1997, the Company announced that it had reached agreement in principle with Samsung Electronics Co., Ltd. ("Samsung") to form a new joint venture company to design, market and sell custom semiconductors. Consummation of the joint venture is dependent upon execution of a definitive agreement and receipt of required government approvals. According to the agreement in principle, Samsung will contribute approximately $30 million, a preferential six-year semiconductor fabrication agreement, engineering talent and its multimedia signal processor ("MSP") technology, and 3DO will contribute advanced interactive 3-D, digital video and audio technologies, hardware and software design expertise, engineering talent from the Company's hardware group and certain fixed assets and computer equipment. The Company will own approximately 49% of the joint venture upon closing and will account for its stake in the joint venture using the equity method. The Company anticipates that operating expenses will decrease following the completion of the joint venture as the employees in its hardware group accept employment with the joint venture.

     The Company developed a next generation 64-bit technology (the "M2 Technology") and in December 1995 the Company and Matsushita entered into a definitive license agreement, pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Licensing Agreement"). The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to 3DO for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Licensing Agreement, Matsushita granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the M2 Licensing Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will recognize revenue in connection with the M2 Licensing Agreement through June 30, 1998.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Licensing Agreement with Matsushita. As consideration for providing engineering and certain support services, the Company will receive an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue using the percentage-of-completion method, up to the amount of cash received.

     In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company was to develop certain modifications to its "3-D Engine," which is a component of the proprietary semiconductor technology that is part of the M2 Technology. As partial consideration under such agreement, the Company has received the non-refundable sum of $2.5 million as of December 31, 1996. This payment has been recognized into revenue under the percentage of completion method.

     On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in nonrefundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs. Although the Company believes Cirrus has specific obligations under the contract to pay an additional $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees, there can be no assurance that the Company will prevail in the litigation or receive the additional $4.5 million that it believes Cirrus owes.

     Prior to the fourth quarter of fiscal 1996, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees. Since the fourth quarter of fiscal 1996, however, the Company has derived a majority of its revenue from the recognition of income from the M2 Licensing Agreement. In addition, the Company also generated revenue from the licensing and distribution of software titles published by the Company and others, and from its licensing agreement with Cirrus Logic in the first quarter of this fiscal year.

     The Company generally recognizes revenue from the sale of software titles published and distributed by the Company and developer products at the time of shipment, and recognizes semiconductor and software title royalty and pressing fee revenue upon receipt of evidence of shipment from the relevant semiconductor foundry or the CD pressing plant. Revenue pertaining to the Cirrus Agreement and the M2 Licensing Agreement is recognized using the percentage-of-completion method.

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995, respectively. This and certain other incentive programs were accrued as the obligation arose, and as of December 31, 1996, the Company had accrued approximately $2.9 million. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a cash payment of $1.2 million was paid on April 1, 1996. The December 31, 1996 balance is due to be paid on April 1, 1997.

     The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994 through September 30, 1994 at or below certain suggested retail prices. This program was extended through December 31, 1994 for one licensee. The market value of the stock issued or to be issued under this incentive program was recognized as an expense at the time the Company incurred the obligation to issue the stock, and is separately reflected in the Consolidated Statements of Operations. The Company has issued 466,826 shares under such program as of December 31, 1996.

     On May 31, 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a software developer of a multi-user role playing game designed to be played over the Internet. In exchange for the outstanding capital stock of Archetype, the Company issued 592,000 shares of its common stock to the Archetype shareholders. The Company accounted for this acquisition using the "pooling of interests" method.

     In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC, Inc."), a PC platform game developer. Subsequent to the asset purchase, the Company created a production unit which uses the New World Computing brand name ("NWC production unit"). NWC, Inc. continues to be a wholly-owned subsidiary of NTN Communications, Inc. ("NTN"). As consideration for the purchase, the Company issued 1.02 million shares of its common stock to NTN. In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the 3DO common stock issued in the transaction fell below $10 per share during a specified period following the closing date (the "Purchase Price Guarantee"). During the three-month period ending December 31, 1996, the Company paid approximately $4.6 million to NTN, which represents the payment in full under the Purchase Price Guarantee.
This payment had no impact on the Company's income statement for the quarter as the full purchase price was booked in the quarter ended September 30, 1996. The Company recorded this transaction in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter for $7.7 million representing the amount of the purchase price assigned to in-process research and development.

     The Company will continue to incur substantial expenditures to develop its business in fiscal 1997. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including changes in the composition of the Company's revenues, the proposed joint venture of its hardware business with Samsung Electronics Co., Ltd., the timing of new hardware and software product introductions by the Company, its licensees and its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenues will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

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

RESULTS OF OPERATIONS

     For the quarter ended December 31, 1996, the Company incurred a net income of $2.9 million compared to a net loss of $19.1 million for the same quarter in fiscal 1995. For the nine months ended December 31, 1996 and 1995, the Company incurred net losses of $0.7 million and $35.8 million, respectively. Included in the net loss for the nine months ended December 31, 1996 is a $7.7 million charge for in-process research and development related to the acquisition of the assets of New World Computing, Inc. and $4.0 million in withholding taxes related to the payment of $40 million by Matsushita pursuant to the M2 Licensing Agreement.

     Revenue for the three months ended December 31, 1996 and 1995 totaled $21.4 million and $8.9 million, respectively. Revenue for the nine months ended December 31, 1996 totaled $63.5 million compared to $23.2 million for the nine months ended December 31, 1995. Royalties and license fees of $17.8 million and $52.8 million were the largest component of revenue for the three and nine months ended December 31, 1996, respectively, compared to $5.6 million and $11.8 million for the prior comparable periods. The increase was due primarily to the revenue recognition of the M2 Licensing Agreement with Matsushita, which totaled $17.7 million and $50.1 million for the quarter and nine months ended December 31, 1996, respectively. This revenue was recognized using the percentage-of-completion method.

     Software publishing revenue totaled $3.7 million and $7.1 million for the three and nine months ended December 31, 1996, respectively, compared to $1.7 million and $6.5 million for the three and nine months ended December 31, 1995, respectively. Revenue for this fiscal year was derived primarily from the company's shipments of PC platform titles. Revenue for the prior comparable periods was comprised primarily of the revenue from the licensing and publishing of software titles for the 3DO 32-bit platform.

     Developer products and other revenue totaled $0.02 million and $3.7 million for the quarter and nine months ended December 31, 1996, respectively, compared to $1.6 million and $5.0 million for the prior comparable periods. Revenue for the quarter and nine months ended December 31, 1996 was comprised primarily of shipments of M2 development systems to MEI and other M2 developers. Revenue for the prior comparable periods was comprised primarily of shipments of 3DO 32-bit platform and M2 development systems, and of revenue recognized for engineering and software development services. The decrease in revenue was attributable to the recognition of engineering and software development services in the prior periods. No revenue of this type was recorded in the current periods.

     Cost of revenues of $2.8 million and $6.8 million for the quarter and nine months ended December 31, 1996, respectively, compared to $3.6 million and $6.9 million for the quarter and nine months ended December 31, 1995, respectively, consists of direct costs associated with development systems products and software titles sold and amortization of prepaid royalties. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses. Cost of revenues decreased, as a percentage of revenue, for the quarter and nine months ended December 31, 1996, compared to the same periods in fiscal 1995. The decrease is primarily due to the revenue from the M2 Licensing Agreement with Matsushita recognized in the current fiscal year, which has no associated cost of revenue.

     Research and development expenses for the quarter ended December 31, 1996 totaled $11.2 million, compared to $13.1 for the same fiscal period in the prior year. The decrease was primarily due to reduced research and development spending in the hardware systems unit. Research and development expenses, including in-process research and development, for the nine months ended December 31, 1996 totaled $40.0 million, compared to $32.1 million for the prior comparable period. The increase was primarily due to a one-time $7.7 million expense for in-process research and development related to the Company's acquisition of the assets of New World Computing in June 1996, and on going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively. This increase was offset by lower research and development spending in the Company's hardware systems division as the M2 development project approaches completion.

     Sales and marketing expenses increased from $1.7 million and $5.8 million for the quarter and nine months ended December 31, 1995, respectively, to $2.4 million and $6.1 million for the quarter and nine months ended December 31, 1996, respectively. The increase was attributable to marketing expenses associated with the Company's software shipped for the holiday selling season. This was offset by the disposition of 3DO Japan Co., Ltd. in December 1995 that resulted in $0.4 million and $1.7 million expense reduction for the quarter and nine months comparisons, respectively.

     General and administrative expenses decreased from $3.0 million for the quarter ended December 31, 1995 to $2.7 million for same period in 1996, but increased from $7.1 million for the nine months ended December 31, 1995 to $8.6 million for the current comparable period. The decrease for the current quarter was attributable to reserves recorded in the prior comparable quarter for bad debt and other expenses related to the 3DO 32-bit Interactive Multiplayer system. The increase in expenses for the nine months comparison was primarily due to increased reserves against accounts receivable resulting from the bankruptcy filing of a major customer, the amortization of goodwill associated with the New World Computing acquisition and increased other employee benefits.

     Net interest and other income increased from $0.04 million and $0.1 million for the quarter and nine months ended December 31, 1995, respectively, to $0.6 million and $1.7 million for the same periods this year, due primarily to interest earned on higher cash balances as a result of proceeds collected from the M2 Licensing Agreement with Matsushita.

     The decrease in the provision for income and foreign withholding taxes for the quarter and nine months ended December 31, 1996, compared to the same periods last year, was attributable to the 10% foreign withholding taxes on the $40 million payment received from Matsushita in fiscal 1996 compared to the 10% foreign withholding taxes on the $60 million payment received from Matsushita last fiscal year in connection with the M2 Licensing Agreement.

     The Company anticipates that operating expenses will decrease as it continues to streamline its organization to fully integrate acquisitions and reduce expenses by reducing redundant headcounts and canceling certain development projects and as employees in the Company's hardware group accept employment with the joint venture following the formation of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $41.3 million at December 31, 1996. At March 31, 1996, cash and short-term investments totaled $50.1 million. This decrease was primarily due to operating losses, capital expenditures and a one time payment of approximately $4.6 million to NTN Communications, Inc. for the New World Computing acquisition, offset by the net proceeds of $36 million received from Matsushita in this fiscal year under the M2 Licensing Agreement. Net cash used in operating activities for the nine months ended December 31, 1996 was approximately $0.3 compared to net cash provided by operating activities of $29.0 million for the same period in 1995. The decrease was due principally to the $36 million payment from Matsushita in this fiscal year, compared to $54 million received from Matsushita in the prior fiscal year. For the nine months ended December 31, 1996, the Company invested approximately $4.6 million ($1.5 million in the same period in 1995) in fixed assets, excluding stock or asset acquisitions, or assets acquired under capital lease obligations. Fixed assets acquired during the period were primarily computer equipment, software applications and office furnishings.

     The Company will incur negative cash flow for the remainder of fiscal year 1997 from the continued investment in the internal development of entertainment software titles scheduled to be released in fiscal year 1998 and beyond. The Company anticipates that the existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of calendar year 1997. There can be no assurance that additional capital will not be required in calendar year 1998 since cash flows will be affected by the rate at which the Company's hardware and software licensees introduce their products and the resulting sale of these products, the market acceptance of such products, the levels of advertising and promotions required to promote market acceptance of the Company's and its licensees' products, and the rate at which the Company independently develops, publishes and distributes software titles. The level of financing required beyond calendar year 1997 will depend on these and other factors. If the Company needs to raise additional funds through public or private financings, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

     As part of its business strategy, the Company frequently evaluates opportunities to enter into strategic alliances, joint ventures, acquisitions of businesses, products or technologies and other similar transactions.

     On January 29, 1997, the Company announced that it had reached agreement in principle with Samsung Electronics Co., Ltd. ("Samsung") to form a new joint venture company to design, market and sell custom semiconductors. According to the agreement in principle, Samsung will contribute approximately $30 million, a preferential six-year semiconductor fabrication agreement, engineering talent and its multimedia signal processor ("MSP") technology, and 3DO will contribute advanced interactive 3-D, digital video and audio technologies, hardware and software design expertise, engineering talent from the Company's hardware group and certain fixed assets and computer equipment. Consummation of the joint venture is dependent upon execution of a definitive agreement and receipt of required government approvals. In addition, transactions such as a joint venture are subject to a range of contingencies including final negotiations of structure, the Company's ability to retain its technical personnel pending completion of the transaction, and shifts in competitive conditions in the industry prior to establishing the joint venture. There can be no assurance that the Company will be able to complete the joint venture, or, following establishment of the joint venture, that the Company will be able to retain a significant equity interest in the joint venture or reduce expenses related to its hardware business. The particular transaction or the absence of a transaction could cause the Company to recognize significant write-offs or incur other costs which could produce operating losses.

                      FACTORS AFFECTING FUTURE PERFORMANCE

REORGANIZATION AND CHANGE IN STRATEGY

     The Company is in the process of restructuring its organization to focus on entertainment software products for PC CD-ROM, M2 hardware, the Internet, and other consumer entertainment platforms. As part of its reorganization, the Company intends to contribute its hardware business to a joint venture (or pursue the opportunity to sell its hardware business), and has organized its software business into four production units. The Company expects that such change in strategy will result in a change in the composition of the Company's revenues. Since commencement of operations, the Company has been developing interactive multimedia technologies. Prior to December 1995, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. In the near term, the Company expects to derive the majority of its revenue from technology licensing fees, the publication and distribution of internally- and externally- developed software titles, and fees generated from subscriptions to the Company's Internet products. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from license and pressing fees relating to third-party software products compatible with the 3DO Multiplayer format. However, the 3DO Multiplayer format failed to achieve market acceptance. The Company expects that its future revenues will mostly be from publishing entertainment software titles for multiple platforms, initially focusing on the PC, M2 and Internet platforms. Revenues to the Company under the M2 Licensing Agreement are dependent on the Company fulfilling certain commitments under such agreement, and there can be no assurance that the Company will fulfill its obligations under such agreement, and any such failure of the Company to fulfill its obligations, or any failure of such licensee to pay the fees under such agreement as they become due, would have a material adverse effect upon the Company's business, operating results and financial condition. Additionally, there can be no assurance that the Company will prevail in the current litigation regarding the Cirrus Agreement or receive the additional $4.5 million that it believes Cirrus owes under such agreement. Although the Company commenced operations in 1991, the Company has a very limited operating history upon which an evaluation of the Company and its current strategy can be based. The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise.

     To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and support the development and marketing of game entertainment software. The Company's decision to focus its efforts on software title publishing and distribution for the PC, M2, and Internet platforms is predicated on the assumption that in the future the installed hardware base of PC, M2, and Internet platforms will be large enough to permit this portion of 3DO's business to operate profitably. There can be no assurance that the Company's assumption will be correct, nor can there be any assurance that the Company will be able to successfully compete as an entertainment software developer and publisher. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

CONTRIBUTION OF HARDWARE BUSINESS TO A JOINT VENTURE

     On January 29, 1997, the Company announced that it had reached agreement in principle with Samsung Electronics Co., Ltd. ("Samsung") to form a new joint venture company to design, market and sell custom semiconductors. Consummation of the joint venture is dependent upon execution of a definitive agreement and receipt of required government approvals. In addition, transactions such as a joint venture are subject to a range of contingencies including final negotiations of structure, the Company's ability to retain its technical personnel pending completion of the transaction, and shifts in competitive conditions in the industry prior to establishing the joint venture. There can be no assurance that the Company will be able to complete the joint venture, or, following establishment of the joint venture, that the Company will be able to retain a significant equity interest in the joint venture or reduce expenses related to its hardware business. The particular transaction or the absence of a transaction could cause the Company to recognize significant write-offs or incur other costs which could produce operating losses.

CHANGING PRODUCT PLATFORMS AND FORMATS

     The Company is entering new markets with its software products, specifically the PC and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the Sony, Sega and Nintendo proprietary platforms. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

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

DEPENDENCE ON INTERACTIVE MULTIPLE-PLAYER GAMES ON INTERNET PLATFORM

     The Company's future success is in part dependent upon continued growth in the use of the Internet. Meridian 59, the Company's debut Internet product, is a multi-user, role-playing game designed to be played over the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or timely development of performance improvements including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by any such growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of entertainment software products developed for the Internet. If the use of the Internet does not grow, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial conditions would be materially adversely affected.

     There can be no assurance that multiple-player games over the Internet will become popular or widespread. The Company has had limited experience in this area, and various technical issues relating to multiple-player games over the Internet exist, such as system compatibility problems and inadequate infrastructure. There has been little evidence of success in this area and a profitable business model to capitalize on the interactive entertainment and game market on the Internet has not yet been established.

DEPENDENCE ON THE M2 TECHNOLOGY

     The Company has undertaken a diversification plan to design, integrate, license and sell products directed at the 64-bit interactive entertainment market. The Company's next generation 64-bit M2 Technology, which has been licensed to Matsushita, has not yet been fully developed. The Company must, among other things, establish technical feasibility and complete development of the M2 Technology. The Company is dependent on Matsushita, as the exclusive licensee, to develop and manufacture video entertainment products using the M2 Technology. Matsushita will control the timing of any product launch, the pricing and marketing of any such products, and any third-party licensing activities pertaining to such products. Matsushita has not yet completed development of its production version of a video game console based on the M2 Technology, and there can be no assurance that Matsushita or any future hardware system licensee will be able to manufacture such a video game console in large enough quantities or at low enough costs to enable that product to be priced competitively. The video game hardware platform market is extremely competitive and the Company's previous experience with the 3DO Interactive Multiplayer system, the first 32-bit, CDROM-based, video game console in the market, demonstrated the perils involved with the development of new video game hardware technology. An installed base of hardware using the M2 Technology is necessary for the Company to successfully develop and market entertainment software for such a hardware base. There can be no assurance that the M2 Technology will offer advantages over alternative technologies sufficient to generate market acceptance.

PRODUCT DEVELOPMENT

     The Company's future success is based in substantial part upon its ability to create software titles for the 64-bit interactive entertainment markets and design products for the PC and Internet platforms. Software product development schedules, particularly for new hardware platforms such as the 64-bit M2 and Internet platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning processes associated with development for new technologies, as well as other factors. As a result of their complexity, software products frequently contain undetected errors or failures, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing prior to the release of new products, the Company may discover errors in its products after their initial release. There can be no assurance that, despite testing by the Company, errors will not be found in new products and product revisions released by the Company in the future. The occurrence of such errors could result in significant losses to the Company. Any such occurrence also could result in reduced market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, CD-ROM and Internet multiple-player products frequently include more content and are more complex, time-consuming and costly to develop than simpler PC or video game console products and accordingly, cause additional development and scheduling risk. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

SHORT PRODUCT LIFESPANS

     Interactive entertainment software products typically have life spans of only 3 to 12 months. Accordingly, the Company will need to constantly develop and bring to market new products or new versions of current products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition. There can be no assurance that the Company will be able to complete the timely development of, and commercially release, new software products that achieve market acceptance.

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

     The Company's revenues are also affected by the timing of payments under agreements with companies that license the Company's technologies. These licenses can represent significant revenues to the Company which can cause fluctuation in quarterly results. Also, where there are contractual obligations of the Company to complete certain technology, the Company will recognize revenues on the "percentage of completion" method based upon the costs incurred by the Company to fulfill its contractual obligations to deliver technology as specified in the relevant agreement. The progress made in completing the engineering of such technology will affect the revenue recognized in any particular quarter. The Company estimates that it will recognize revenue in connection with the M2 Licensing Agreement with Matsushita through the fourth quarter of the fiscal year ending March 31, 1998.

     The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company provides for reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products, and other factors. There can be no assurance that actual returns or price protection will not exceed the reserves established by the Company.

     The Company's efforts to contribute its hardware business to a joint venture or, alternatively, to sell its hardware business, may result in recognition of write-offs or other costs, which could produce operating losses.

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

DEPENDENCE ON THIRD PARTIES

     The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties with which it has established or is attempting to establish commercial relationships. The Company relies on third parties to develop, manufacture, market and distribute products that incorporate technology licensed from 3DO such as Matsushita with respect to the M2 technology. The Company's licensees may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology. Further, a licensee's financial or other resource limitations may prevent such licensee from commercializing products based on the Company's technology. The Company's various software production units also depend upon third-party developers. Any failure of a third-party developer to complete its contractual obligations to the Company would adversely affect Studio 3DO's ability to complete and release titles, which in turn would adversely affect the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high-quality personnel, especially highly-skilled engineers, programmers and artists involved in the ongoing development of novel software titles, hardware and software development required to define future interactive systems, refine existing interactive technologies, and introduce enhancements for future applications. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins, who is also acting as creative director. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

SOFTWARE PRODUCTION UNITS

     The Company acquired the business of Cyclone Studios ("Cyclone"), a software developer, during November of 1995. In May of 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a developer of a multi-user role playing game designed to be played over the Internet, and in June of 1996, the Company acquired the assets and assumed certain liabilities of New World Computing, Inc. ("NWC, Inc."), an entertainment software company. Each of these acquisitions represented the addition of new products and personnel to the Company, which has caused 3DO to allocate much of its management and other resources to its four software production units and to devise new marketing strategies and production systems. The Company's ability to manage its acquired businesses effectively will depend on its ability to retain its management and technical personnel, and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to successfully integrate these acquired businesses or other companies which the Company may acquire in the future with the current operations of the Company.

FUTURE ACQUISITIONS

     The Company is in the process of establishing operations as a multi-platform entertainment software developer and its strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute and could represent an interest senior to the rights of then-outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisitions of Cyclone and NWC, Inc., could involve significant one-time, non-cash write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the entertainment software area may be viewed by outside market analysts as a diversion of the Company's focus on entertainment software. For these reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses, and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce its intellectual property rights for its technologies in both the United States and other countries. The Company has filed a number of patent applications with the United States Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technologies. The process of obtaining patent protection is expensive and absorbs substantial management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technologies or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements prohibit unauthorized disclosure or unauthorized reverse-engineering of the Company's licensed technologies. However, the Company expects that third parties may attempt to reverse-engineer its technologies without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company would have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse-engineers products based on the Company's proprietary technologies, even if the technologies are protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright and other laws protecting proprietary rights afford only limited protection, particularly in certain jurisdictions outside the United States where the Company may seek to license its technologies. There can be no assurance that the copyright laws or other laws will adequately protect the Company's technologies.

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

     From time to time, the Company receives communications from third parties asserting that features, content or trademarks of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlaps, the Company believes that products based on its technologies will increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in (i) interference proceedings declared by the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications, (ii) opposition or cancellation proceedings in the U.S. Trademark Office pertaining to one or more of the Company's or a third party's trademarks or trademark applications, or (iii) other proceedings related to one or more of the Company's or a third party's intellectual property rights. Those proceedings could result in adverse decisions as to the priority of the Company's inventions, the registrability of the Company's marks, or the validity of the Company's other intellectual property rights. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company's licensees to import into the United States or to distribute and sell hardware or software products licensed by the Company. This would materially adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such licensees' products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its hardware and software licensees will be able to obtain from third parties any such required licenses at reasonable costs or at all, as failure by the Company or its hardware and software licensees to obtain any such licenses would have a material adverse impact on the Company.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits have been filed with this report:

        11.01  Computation of Net Income (Loss) Per Share

        27.01  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1997
                                          THE 3DO COMPANY

                                          /s/ HUGH MARTIN

                                          --------------------------------------
                                          Hugh Martin
                                          President
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)
                                          (Duly authorized officer)

                                 EXHIBIT INDEX

       Exhibit
         No.                       Document

        11.01            Computation of Net Loss Per Share

        27.01            Financial Data Schedule