Form 10-K
period 1997-03-31
3DO CO
filed 1997-06-30
CIK 898441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
                MARCH 31, 1997                                   0-21336

                                THE 3DO COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3177293
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $79,407,449 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 31, 1997, the number of outstanding shares of the Registrants' Common Stock was 28,507,837.

================================================================================

                                     PART 1

ITEM 1. BUSINESS

     Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements that involve risks and uncertainties. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, without limitation: the extent to which the Company will receive and/or recognize revenue from the M2 Technology Licensing Agreement (the "M2 Agreement") with Matsushita Electric Industrial Co., Ltd. ("Matsushita") and from the related Addendum; the extent to which the Company will receive and/or recognize revenue from its Joint Development and License Agreement with Cirrus Logic, Inc. ("Cirrus Logic"); the extent to which the Company will save operating expenses such as personnel, non-recurring engineering, facility and other overhead expenses, in fiscal year 1998 as a result of the completion of the sale of the Company's hardware systems business to Samsung Electronics Co., Ltd. ("Samsung"); the length of time for which the Company's existing cash resources, working capital financing and other sources of funds, including the $20.0 million payment from Samsung received on June 23, 1997, will fund the Company's activities; the extent to which CagEnt Technologies, Inc., a subsidiary of Samsung, will assist the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement and Addendum; the extent to which the Company will receive the minimum guaranteed payments and potential royalties from its international distribution agreements; the Company's ability to successfully leverage its core technologies into other markets; the Company's ability to develop software products for new platforms and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     The 3DO Company ("3DO" or "the Company") develops, publishes and markets interactive entertainment products for multiple platforms including the IBM-compatible personal computer (the "PC"), Sony Playstation, M2 and Internet platforms. During fiscal year 1997, the Company also designed and licensed hardware technologies for the 64-bit consumer and PC markets. In September 1996, the Company announced its intention to exit the hardware business and focus on developing and publishing interactive entertainment software. In April 1997, the Company announced an agreement to sell certain assets of its hardware systems group to Samsung for $20.0 million. In June 1997, the required government approvals of the sale agreement were obtained and the sale transactions closed. (see hardware systems group Sale below).

     The Company was incorporated as SMSG, Inc., under the laws of California, in September 1991, commenced operations in October 1991, and changed its name to The 3DO Company in September 1992. The Company is a successor to a California general partnership named Medio, which was formed in October 1990 and dissolved in September 1991. In April 1993, the Company reorganized as a Delaware holding company. In April 1993, the Company acquired a California partnership named NTG, L.P., and one of its partners, NTG, Inc., in exchange for 3DO common stock and cash. The Company's common stock became publicly traded on the NASDAQ National Market in May 1993 under the symbol THDO. The Company acquired the business of Cyclone Studios in November 1995 and of Archetype Interactive Corporation in May 1996. In June 1996, the Company acquired certain assets of New World Computing, Inc. References to "3DO" or the "Company" mean The 3DO Company, a Delaware corporation, and its subsidiaries and predecessor entities.

     The Company's initial business model was as a licensor of technology to hardware manufacturers and software developers to enable the establishment of a new interactive video entertainment platform, the 3DO Interactive Multiplayer system (the "3DO Multiplayer"). The 3DO Multiplayer was launched in

October 1993, and was the first 32-bit, CDROM-based, video game console product to market. Ultimately, the 3DO Multiplayer failed to achieve significant market acceptance. All of the Company's hardware licensees have ceased manufacturing and distribution of the 3DO Multiplayer. In addition, third-party software development for the platform has stopped for nearly all of the Company's licensees.

     In December 1995, the Company licensed its next generation 64-bit technology (the "M2 Technology") to Matsushita for an upfront license fee of $100 million plus certain ongoing royalties (the "M2 Agreement). During fiscal year 1997, the Company continued development of the M2 Technology.

     On April 25, 1997, the Company signed a definitive agreement with Samsung Electronics Company, Ltd. ("Samsung") to sell most of the assets of the Company's hardware systems group to Samsung for $20.0 million. As part of the sale agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with Matsushita. CagEnt will also acquire the Company's video encoder business as part of the transaction. In June 1997, the required government approvals of the sale agreement were obtained and the sale transaction closed.

     In September 1996, the Company announced its intention to transition to a developer and publisher of interactive entertainment for the PC, video game and Internet software markets. As a result of the sale of the hardware systems group, the Company has completed this transition. The Company will focus on developing high-quality software products with a special emphasis on creating lasting franchise value in each of the titles developed and published. Because the entertainment software business is a "hit driven" business, the Company seeks to increase its potential for developing hit products by focusing on products that take advantage of the Company's in-house development expertise, are targeted at the fastest growing segments of the market, have "sequel" potential and leverage technologies across multiple products and platforms.

     The Company creates software titles for the PC, Sony PlayStation, M2 and Internet platforms. The Company released several titles for the PC in fiscal year 1997, including the hit game "Heroes of Might & Magic II" ("Heroes II") from the Company's New World Computing division. Heroes II has received numerous industry awards and has continued to sell well while sales have remained consistent since its November 1996 release. In October 1996, the Company launched "Meridian 59," the first Internet-based, 3D role-playing game. Meridian 59 has established the Company as one of the early leaders in the emerging market for Internet-based entertainment.

     The Company is currently organized into four development groups: Studio 3DO, Cyclone Studios, New World Computing and the Internet Group. Studio 3DO and the Internet Group are located in Redwood City, California, Cyclone Studios in San Mateo, California, and New World Computing in Agoura Hills, California. Each development group includes programmers, artists, designers, directors, audio/video specialists and production management.

MARKET

     The market for interactive entertainment software is characterized by multiple platforms with no single platform achieving market dominance. Compressed technology lifecycles have resulted in different personal computer platforms (including Windows 95, Windows, DOS, and Macintosh platforms), multiple generations of video game hardware systems (including 16-bit, 32-bit and 64-bit platforms), and new remote and electronic delivery systems being available simultaneously. For developers and publishers of interactive entertainment software products, this availability of numerous platforms for which consumers may purchase entertainment software has resulted in additional expenses such as substantial investments in research and development of products for operation on these advanced platforms, new and increased marketing efforts for the various platforms and license fees to develop products for certain proprietary platforms, as well as risks such as the potential for failure of the platforms in which research and development investments have been made to achieve sufficient market penetration to allow software developers and publishers to recoup their increased expenses, the ineffectiveness of efforts to market products for these platforms and unfavorable terms in the license agreements governing the development of products for certain proprietary platforms.

     The Company is currently developing products for the PC, Sony PlayStation, M2 and Internet platforms. The Company expects that it will make substantial investments in research and development and marketing of products for operation on these advanced platforms and in licensing fees for the development of products for the Sony PlayStation, a proprietary platform. Development costs for PC, video game and Internet titles are high due to increased emphasis on video and graphics performance, license fees associated with proprietary platforms and research and development costs for new and rapidly developing platforms. It is not unusual to have a video game cost over $1 million to develop. If the platforms for which the Company has chosen to develop interactive entertainment software do not sustain or achieve significant market penetration, the Company's planned revenues from products for such platforms will not be achieved and the Company may not recover its research, development and marketing investment. Conversely, if platforms for which the Company has chosen not to, or could not obtain licenses to, develop software products achieve significant market success, the Company's revenue growth may also be adversely affected. Today, the Company does not have a license to develop products for some of the most popular platforms including the proprietary platforms of Sega Enterprises, Ltd. and Nintendo Co., Ltd. Although the Company does have the ability to license its titles to publishers who do have such licenses, the revenue from such licensing activity is significantly less than the revenue which could be generated from direct publishing. See "Risk Factors -- Changing Product Platforms and Formats" on page 9, "-- Dependence on the PC Market" and "-- Dependence on the Sony PlayStation Market" on page 10, "-- Dependence on the M2 Platform" and
"-- Dependence on the Internet Market" on page 11, "-- Product Development" on page 12 and "-- Technological Change" on page 13.

     The availability of multiple advanced platforms and the corresponding increase in the volume of interactive entertainment software available has also raised the competitiveness of the market. This higher competitiveness has resulted in an increase in the importance of mass merchant software sales as a distribution channel, with corresponding increases in price pressure and competition for limited shelf space to accommodate the abundance of new titles. A number of factors, including historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles and marketing activities all affect the access to distributors and retailers of interactive entertainment software developers and publishers. The Internet platform has additionally provided new distribution opportunities which have come with such corresponding expenses as fees related to Internet payment services, costs of hardware and software to allow Internet distribution of interactive entertainment software and costs for maintaining, and advertising on, various Internet sites.

     There will be intense competition in procuring adequate distribution of the Company's software products for the PC, Sony PlayStation, M2 and Internet markets. Fewer products in such markets are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' sales of such products. In addition to the challenges faced by the field of interactive entertainment software developers and publishers in such markets, the Company faces additional challenges because certain of the markets it is entering with its software products, specifically the Sony PlayStation, M2 and Internet markets, are new to the Company. To enter these new markets the Company has had or will need to negotiate with distributors and retailers who have, in the past, not carried the Company's products, as a result of which, the Company has had or will need to spend significant amounts beyond the already substantial marketing and sales expenses to increase new retailers' sales of the Company's products. The Company has also invested in Internet payment services, Internet-capable hardware and software and Internet distribution marketing and sales efforts to increase its chances of success in the market for interactive entertainment software on the Internet. See "Risk Factors -- Competition" and "-- Variability of Operating Results" on page 13 and "-- Dependence on Distributors" on page 14.

     The increased importance of mass merchant software sales and the Internet as distribution channels has been coupled with increased competition for consumer spending, with consumers considering such factors as pricing, brand history, advanced product features, quality and reliability, hardware compatibility, ease of understanding, and operation and availability and quality of support services, and has been affected by such factors as dealer merchandising and advertising pricing. Sales of interactive entertainment software have become increasingly "hits" driven and even such hit software products have only had lifespans of 3 to 12 months. Accordingly, software developers and publishers have had to attempt to constantly develop and bring to market new products that achieve market acceptance quickly, keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards and provide additional functionality.

     The Company has published and will continue to publish titles in a number of different categories or "genres" with the highest consumer interest, including sports, action, strategy, adventure, simulations and role playing. Furthermore, the Company has focussed and will continue to also focus on markets with relatively small installed bases and limited historical sales, specifically the Internet market, because of its belief that early investment in new platforms is strategically important in order to position the Company as a leader in these emerging markets. In the short term, this strategy may negatively affect the Company's financial performance by delaying revenues until use of the Internet gains market acceptance for interactive entertainment applications. See "Risk Factors -- Product Development" and "-- Short Product Lifespans" on page 12 and "-- Variability of Operating Results" on page 13.

COMPETITION

     See "Risk Factors -- Competition."

RESEARCH AND DEVELOPMENT

     During fiscal year 1997, the Company significantly expanded its entertainment software development efforts and continued developing advanced products for the PC, M2 and Internet markets. In addition, the Company began development of its first products for the Sony Playstation. The Company contracts with a number of external developers to accommodate its development requirements. Currently less than one-fourth of the Company's development is contracted through external developers and this percentage is expected to remain low. The Company's agreements with its external developers usually call for significant advances or prepaid royalties to be paid to the developer during the development process as well as certain ongoing royalties.

     The Company invests in the creation of software tools and utilities that are used in the development of software products. These tools are being designed to allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another.

     The Company makes substantial investments in research and development of software products for new platforms, such as the M2 and the Internet. Such investment occurs one to two years in advance of availability of such platforms. If the Company invests in the development of products for a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success or is unable to obtain the rights to develop products for such platforms, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices or will be able to obtain adequate rights to develop products for such platforms.

SEASONALITY AND VARIABILITY OF OPERATING RESULTS

     The market for interactive entertainment software is highly seasonal. The Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introductions of and demand for particular software titles which the Company has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcements by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays which can materially adversely affect the sales of a product if a product is not released in time for the holiday season.

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

     Product development schedules, particularly for new platforms such as the M2 and the Internet, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning process associated with development for new technologies, as well as other factors. In addition, today's leading-edge entertainment software products frequently include substantial amounts of content and are complex, time-consuming and costly to develop, which can cause additional development and scheduling risks. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

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

     The Company also licenses its products to third parties for international distribution and marketing. Under these agreements the Company provides third-party licensees with final software code from which to manufacture, market and distribute the Company's products outside North America. Such agreements also provide that the Company receives a minimum guaranteed payment as well as potential royalties on product sales in the designated territories. The market for licensing products internationally is highly competitive. There can be no assurance that the Company will be able to maintain its current international licensing arrangements or enter into new ones. In the event that the Company does sign a license for a third party to market and distribute the Company's titles overseas, there can be no assurance that the product will achieve market success and generate royalties for the Company. Failure to sign licenses or achieve market acceptance of licensed products overseas would have a material adverse affect on the Company's revenues and resulting financial performance.

     The percentage breakdown by principal source of the Company's revenues for the three fiscal years in which the Company earned revenue is as follows:

                                                                 1997     1996     1995
                                                                 ----     ----     ----
        Royalties and license fees.............................   86%      64%      61%
        Software publishing....................................   10%      19%      11%
        Development systems and other sales....................    4%      17%      28%

     Matsushita and its affiliates represent, in fiscal year 1997, a major customer of the Company, providing more than 80% of the Company's revenues. With the remaining revenue from the M2 Agreement with Matsushita to be recognized in the first half of fiscal year 1998, this percentage is expected to be significantly lower in the future.

     The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties such as Matsushita and CagEnt, with which it has established or is attempting to establish commercial or strategic relationships. The Company relies on third parties to develop, manufacture, market and distribute products that incorporate technology licensed from 3DO, such as Matsushita with respect to the M2 Technology. Although certain companies have made financial investments in 3DO and established strategic, technical or marketing relationships with 3DO, such companies may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology.

ACQUISITIONS

     During November 1995, the Company acquired the business of Cyclone Studios, a software developer located in the greater San Francisco area. The purchase price consisted of cash, stock and potential future consideration based upon the financial performance of the new division. On May 31, 1996, the Company acquired all of the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a software developer, also based in the greater San Francisco area. Archetype's only product, "Meridian 59," a multi-user role-playing game designed to be played over the Internet is now published and distributed by the Company.

     In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company located in Agoura Hills, California. As consideration for the purchase, the Company issued approximately 1 million shares of its common stock to NWC's parent, NTN Communications, Inc. ("NTN"). In addition, pursuant to the terms of the purchase agreement, the Company made a cash payment to NTN because the value of the Company's stock issued in the transaction fell below $10.00 per share during a period following the closing date. As of December 1996, the Company paid approximately $5.0 million in cash to NTN with no further obligations under the Purchase Price Guarantee. The Company accounted for the acquisition using the purchase method of accounting.

     These acquisitions place a strain on the Company's management, operational, financial and administrative resources. There can be no assurance that the Company will be able to successfully integrate these entities into the Company, or that such acquisitions will be profitable for the Company.

INTERNATIONAL OPERATIONS

     The Company maintains a subsidiary in the United Kingdom, 3DO Europe, Ltd., which is responsible for the marketing and distribution of the Company's entertainment software products outside of North America. During fiscal year 1997, 3DO Europe focused on licensing the company's software products for international distribution. In the future, the Company expects that such activities will be transferred to and managed by employees at the Company's headquarters in Redwood City, California.

     In December 1995, the Company sold its Japanese developer support business for the 3DO Multiplayer platform to Matsushita. The Company continues to maintain a subsidiary in Japan, Studio 3DO K.K. However, as of March 31, 1997, this entity had no employees and was not conducting any business activities.

PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in the U.S. and other countries. The Company has several United States patent applications which are presently pending in the United States Patent and Trademark Office and has filed for protection of certain patents in various countries under the protection of the Patent Cooperation Treaty. In the U.S., 11 patents have been issued. The Company has not been notified that any of its other patent applications will issue. The Company may file additional applications as it deems appropriate for patents covering its technology. The Company's existing patents will expire between the years 2011 and 2014.

     The Company also relies on its trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its employees, consultants, vendors and current and prospective licensees. The Company's license agreements typically prohibit unauthorized disclosure and unauthorized reverse engineering of the Company's technologies.

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws and enforcement procedures afford only limited protection, particularly in certain jurisdictions outside the United States.

     The Company has applied for trademark protection in the United States and approximately 36 other countries, including Japan and the United Kingdom, for the Company's name and logo and, in a limited number of countries, for the names of certain hardware and software products. The Company has obtained 30 federal registrations of its trademarks in the United States. To date, the Company has received approximately eight Notices of Allowance from the U.S. Patent and Trademark Office for its Intent to Use Trademark application of its marks in a variety of international classes. The Company has other pending applications for its "3DO" word mark, logo and names of various hardware and software products. The Company has experienced difficulty in registering some of its marks in various jurisdictions, including Japan. Once obtained, the term of a United States trademark registration is ten years from the date of issuance of the registration, and may be renewed. The Company licenses its name and logo for use in connection with authorized product offerings marketed and distributed by its licensees.

     From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. The Company has been notified by a third party that such third party believes that the Company's initial hardware design, the 3DO Multiplayer system, infringes upon one or more of such third party's patents. The Company has evaluated this claim in the event litigation is initiated. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlap, the Company believes that products based on its technology will increasingly become the subject of infringement claims by third parties. If such claims occur, the Company could incur substantial costs in defending itself.

EMPLOYEES

     On March 31, 1997, the Company's personnel included 237 full-time employees and 34 independent contractors in the United States. These persons provided services in the following functional areas: 74 in engineering and operations, 8 in sales and marketing, 143 in studio, and 46 in finance, administration, distribution and legal services. On March 31, 1997, the Company's Japanese subsidiary had no employees. On March 31, 1997, the Company's European subsidiary employed a total of 1 person involved in sales and marketing.

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

RISK FACTORS

     HARDWARE SYSTEMS GROUP SALE

     The Company is in the process of selling certain assets of its hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, will assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. Neither the Samsung Agreement, nor any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with CagEnt's subcontractor assistance, will successfully complete the deliverables pursuant to the M2 Agreement. In the event that CagEnt's subcontracted engineering services are unsatisfactory, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

     CHANGE IN STRATEGY

     Upon completion of the sale of its hardware systems business to Samsung, the Company will have completed the restructuring of its business to focus on being a multi-platform interactive entertainment software developer and publisher. Since December 1995, this change in business focus has had the effect of shifting the source of a majority of the Company's revenues from royalties received from third party software licensees for the 3DO Multiplayer platform to technology licensing fees and the publishing and distribution of internally and externally developed titles. The Company expects that its future revenues will mostly be generated by its software publishing and licensing business. Revenues to the Company under the M2 Agreement will be fully recognized in the first half of fiscal year 1998. However, there can be no assurance that the Company will fulfill its obligations under the M2 Agreement, and any such failure of the Company to fulfill its obligations, or any failure of CagEnt to successfully provide subcontracted engineering services sufficient for the Company to timely complete the deliverables due under the M2 Agreement, would have a material adverse effect upon the Company's business, operating results and financial condition. Although the Company commenced operations in 1991, the Company has a very limited operating history upon which an evaluation of the Company and its current strategy can be based. The Company is at an early stage of development in its new business strategy and is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, ensure the completion of the deliverables detailed in the M2 Agreement, respond to competitive developments, continue to attract, retain and motivate qualified personnel, and support the development and marketing of products based on the Company's technology. The Company's decision to focus its efforts on software title publishing and distribution for the PC, M2, Sony PlayStation and Internet platforms is predicated on the assumption that in the future the installed hardware base of PCs, M2s and Sony PlayStations, as well as active users of interactive entertainment on the Internet, will be large enough to permit this portion of the Company's business to operate profitably. There can be no assurance that the Company's assumption will be correct. In addition, there can be no assurance that the Company will be able to successfully compete as an entertainment software developer and publisher. Any failure to achieve these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

     CHANGING PRODUCT PLATFORMS AND FORMATS

     The Company is entering new markets with its software products, specifically the PC, Sony PlayStation and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater financial and technical resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platforms of Sega and Nintendo. Finally, the Company's products must maintain compatibility with certain hardware, software and hardware accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

     DEPENDENCE ON THE PC MARKET

     The Company's future success is in part dependent on the PC market, which is extremely dynamic and has historically been characterized by wide fluctuations in product supply and demand. From time to time, the PC industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Furthermore, rapid technological change in PC hardware may render the currently installed base of PCs and the Company's technology obsolete. There can be no assurance that unit sales of PCs or the number of entertainment software users in the PC market will continue at their present levels or increase in the future. The Company's revenues from its entertainment software products will be dependent on marketing and distribution of titles to an installed base of PC users. Any decrease in demand for PCs or in the number of entertainment software users in the PC market would have a material adverse effect on the Company's operating results.

     DEPENDENCE ON THE SONY PLAYSTATION MARKET

     The market for software products for the Sony PlayStation is currently experiencing rapid growth. The Company's future success is partly dependent on its ability to successfully take advantage of this growing market and on the continued growth of the Sony PlayStation market. There can be no assurance that the Company will be able to develop products for the Sony PlayStation in a timely manner to take advantage of this growing market, that the Company's Sony PlayStation software products will achieve market acceptance or that the Sony PlayStation market will continue to grow. In the event that the Company fails to develop products while the Sony PlayStation market is expanding or fails to deliver products that are commercially successful, or if the Sony PlayStation market does not continue to grow, the Company's operating results would be adversely affected.

     SONY PLAYSTATION LICENSE AGREEMENT

     The Company entered into a licensing agreement with Sony Computer Entertainment of America in March 1997 (the "Sony Agreement"). Pursuant to the terms of the Sony Agreement, the Company may develop CD-ROM software products for the Sony PlayStation platform and distribute them in the United States and Canada, and Sony has the exclusive right to manufacture such software products for the Company. Sony's exclusive right to manufacture the Company's software products compatible with the Sony PlayStation leaves the Company with little control of its supply or timing of delivery of Sony PlayStation software products. There can be no assurance that the Company's supply and/or delivery of its Sony PlayStation software products will meet the product volumes and schedules set forth in distribution agreements between the Company and distributors and/or retailers carrying the Company's products. Supply shortages and/or late or no delivery of the Company's Sony PlayStation software products would result in adverse effects on the Company's operating results.

     DEPENDENCE ON THE M2 PLATFORM

     The Company has undertaken the development of interactive entertainment software products for the 64-bit interactive entertainment market. Specifically, the Company has been developing several of its titles for the next generation 64-bit M2 video games system (the "M2 System") which is being developed by Matsushita under license from 3DO. The M2 System has not yet been fully developed. The Company is dependent on Matsushita, as the exclusive licensee, to complete the development and manufacture production units of the M2 System. Matsushita will control the timing of any M2 product launch, the pricing and marketing of any such product, and any third-party licensing activities pertaining to any such product. The video game hardware platform market is extremely competitive and the Company's previous experience with the 3DO Multiplayer platform, the first 32-bit, CDROM-based, video game console in the market, demonstrates the perils involved with the development of new video game hardware technology. Nintendo introduced a 64-bit video game hardware platform in a cartridge format (the "Nintendo 64") in Japan in June 1996 and began shipping the Nintendo 64 in North America in September of 1996, setting the pace for competition in the 64-bit video game system market. A large installed base of M2 Systems will be necessary for the Company to successfully develop and market interactive entertainment software for the competitive 64-bit video game system market. There can be no assurance that Matsushita will be able to manufacture a video game console in large enough quantities or at low enough costs to enable this product to be priced competitively or that it will do so at all. In addition, there can be no assurance that any M2 System will offer advantages over alternative 64-bit technologies such as the Nintendo 64 sufficient to generate market acceptance. The introduction of the M2 System by Matsushita or of products compatible with the M2 System by the Company after the 64-bit video game system market has slowed, or the failure of the M2 System or the Company's products for the M2 System to gain market acceptance or to be brought to the market at all, will have material adverse effects on the Company's operating results.

     DEPENDENCE ON THE INTERNET MARKET

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

     INTERACTIVE MULTIPLE PLAYER GAMES ON THE INTERNET

     The availability of multiple player games on the Internet is a recent phenomenon. The limited history of multiple player games on the Internet has been characterized by numerous companies entering the market in a short span of time and competing for a limited number of players of multiple player games by providing incentives to get player interest and by entering into agreements with the few companies providing Internet game sites that have developed some player following. However, there has been little evidence of success in this area and a profitable business model to capitalize on the Internet multiple player game market has not yet been established. In addition, multiple player games on the Internet require the implementation of newly developed software to accept and process payments from players which may contain errors in the program which have not yet been discovered or corrected. The Company provides free play time and other incentives such as discounts and contests to interest the limited number of players in the market into trying the Company's games, has entered into agreements to have its games distributed through Internet game sites, is testing various pricing models to determine the most profitable models and has tested and has implemented different software applications for the acceptance and processing of payment from players of its games. There can be no assurance that any of the incentives provided by the Company or the availability of the Company's games on Internet game sites will result in increased player interest in the Company's games, that the costs of providing such incentives or entering into agreements with Internet game site providers will be compensated for by increased payments from use of the Company's games, that the Company will be able to continue to offer the incentives it does in accordance with laws of the jurisdictions into which the Company's games are distributed or that the Company will be able to continue to offer its games through various Internet game sites. In addition, so far, none of the pricing models implemented for Internet multiple player games by the Company have yielded profit for the Company, and there can be no assurance that any such model will do so in the future. Furthermore, the Company has experienced problems with certain of the Internet hardware and software it has put into operation and there can be no assurance that such problems or other problems will not reoccur in the future.

     PRODUCT DEVELOPMENT

     The Company's future success is based in substantial part upon its ability to create software titles for the PC, the Sony PlayStation and the Internet platforms. Software product development schedules, particularly for new hardware platforms such as the Sony PlayStation and Internet platforms, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning processes associated with development for new technologies, as well as other factors. As a result of their complexity, software products frequently contain undetected errors or failures, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing prior to the release of new products, the Company may discover errors in its products after their initial release. There can be no assurance that, despite testing by the Company, errors will not be found in new products and product revisions released by the Company in the future. The occurrence of such errors could result in significant losses to the Company. Any such occurrence also could result in reduced market acceptance of the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, CD-ROM and Internet multiple player products frequently include more content and are more complex, time-consuming and costly to develop than simpler PC or video game console products and accordingly, cause additional development and scheduling risk. As a result, there can be no assurance that the Company will achieve any planned product release schedules. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

     SHORT PRODUCT LIFESPANS

     Interactive entertainment software products typically have life spans of only 3 to 12 months. Accordingly, the Company will need to constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, be compatible with new hardware platforms and emerging industry standards, and provide additional functionality. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition. There can be no assurance that the Company will be able to complete the timely development of, and commercially release, new software products that achieve market acceptance.

     TECHNOLOGICAL CHANGE

     The market for interactive multimedia products is characterized by rapidly changing technology and user preferences, evolving formats for compression of audio and video data and frequent new product introductions. Even if the Company's technology and related software titles gain broad market acceptance, the Company's success will depend upon, among other things, the ability of the Company and its licensees to achieve and maintain technological leadership and to remain competitive in terms of price and product performance.

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

     COMPETITION

     The Company is entering new markets with its software products, specifically the Sony PlayStation and Internet markets. This will, to some degree, require distribution through distributors and retailers who have not, in the past, carried the Company's products. There will be intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

     The markets in which the Company's software products compete are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities, affect access to distributors and retailers. In addition, sales of interactive entertainment products are becoming increasingly "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' sales of such products.

     A variety of companies offer products that compete directly with one or more of the Company's products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include manufacturers of hardware platform systems such as Nintendo, Sega and Sony (together with third-party licensees); diversified media and entertainment companies such as Walt Disney Company, Viacom International, Inc. and Time Warner Enterprises, Inc.; large independent multi-platform software developers such as Electronic Arts, Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and Spectrum HoloByte, Inc.; and publishers of personal computer software such as Microsoft Corporation. In addition, companies in industries such as cable television and telecommunications, many of which have significant financial resources, have begun to diversify or have announced plans to enter the interactive software market. These new entrants have the potential to become significant competitors.

     VARIABILITY OF OPERATING RESULTS

     The Company expects that its operating results will experience significant fluctuation as a result of changes in the composition of the Company's revenues, the timing of new video game hardware and software product introductions by the Company's competitors, the timeliness with which the Company releases its products to the market, fluctuations in the PC and Internet market, the financial impact of acquisitions of other companies by the Company, and the Company's investments in research and development, and expenditures on marketing and promotional programs.

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

     DEPENDENCE ON THIRD PARTIES

     The Company continues to be dependent on the technological, manufacturing, marketing, financial and other resources of third parties with which it has established or is attempting to establish commercial relationships. The Company relies on third parties to develop, manufacture, market and distribute products that incorporate technology licensed from 3DO, such as Matsushita with respect to the M2 Technology. The Company's licensees may choose not to utilize the Company's technology and could develop products or technologies that compete directly with products based upon the Company's technology. In addition, there can be no assurance that these third parties will commit any resources to the commercialization of the Company's technology. Further, a licensee's financial or other resource limitations may prevent such licensee from commercializing products based on the Company's technology. Any failure of a third-party developer to complete its contractual obligations to the Company would adversely affect the Company's ability to complete and release titles which would adversely affect the Company's operating results.

     DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high quality personnel, especially highly skilled engineers, programmers and artists involved in the ongoing hardware and software development required to define future interactive hardware systems, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

     RECENT ACQUISITIONS

     The Company acquired the business of Cyclone Studios ("Cyclone"), a software developer, during November of 1995. In May of 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a developer of a multi-user role-playing game to be played over the Internet. In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company. Each of these acquisitions represented the addition of new products and personnel to the Company, which has caused changes in the allocation of management and other resources, marketing strategies and production systems. The Company's ability to manage its acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to successfully integrate these acquired businesses or other companies which the Company may acquire in the future with the current operations of the Company.

     FUTURE ACQUISITIONS

     The Company is in the process of establishing operations as a multi-platform entertainment software developer and publisher and its strategy may involve, in part, acquisitions of products, technologies or businesses from third parties. Identifying and negotiating these acquisitions may divert substantial management time away from the Company's operations. An acquisition could absorb substantial cash resources, could require the Company to incur or assume debt obligations, or could involve the issuance of additional equity securities of the Company. The issuance of additional equity securities could dilute and could represent an interest senior to the rights of then outstanding common stock. An acquisition which is accounted for as a purchase, like the acquisitions of Cyclone and NWC, could involve significant one-time non-cash write-offs, and could involve the amortization of goodwill over a number of years, which would adversely affect earnings in those years. Acquisitions outside the entertainment software area may be viewed by outside market analysts as a diversion of the Company's focus on entertainment software. For these reasons, the market for the Company's stock may react positively or negatively to the announcement of any acquisition. Any acquisition will require attention from the Company's management to integrate the acquired entity into the Company's operations, may require the Company to develop expertise outside its existing businesses and may result in departures of management of the acquired entity. An acquired entity may have unknown liabilities, and its business may not achieve the results anticipated at the time of the acquisition. Any acquisitions that adversely affect the operations of the Company may have an adverse impact on the Company's stock price.

     PROPRIETARY RIGHTS AND LICENSES

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed a number of patent applications with the U.S. Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technology. The process of obtaining patent protection is expensive and absorbs substantial management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technology or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technology.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements typically prohibit unauthorized disclosure or unauthorized reverse engineering of the Company's licensed technology. However, the Company expects that third parties may attempt to reverse engineer its technology without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company would have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse engineers products based on the Company's proprietary technology, even if the technology is protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company may seek to license its technology. There can be no assurance that the copyright laws will adequately protect the Company's technology.

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

     From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. The Company has been notified by a third party that such third party believes that the Company's initial hardware design, the 3DO Multiplayer system, infringes upon one or more of such third party's patents. The Company has evaluated this claim in the event litigation is initiated. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlaps, the Company believes that products based on its technology will increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings declared by the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company's licensees to import into the United States or to distribute and sell hardware or software products licensed by the Company. This would materially adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such licensees' products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its hardware and software licensees will be able to obtain from third parties any required license to technology at a reasonable cost or at all. Failure by the Company or its hardware and software licensees to obtain any such license would have a material adverse impact on the Company.

     VOLATILITY OF STOCK PRICE

     Market prices of securities of companies engaged in the entertainment software industry have been highly volatile. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the entertainment software field, market conditions in the technology, entertainment, cable, telecommunications and other emerging growth company sectors, and analyst reports and rumors relating to the Company or its competitors, have had and may in the future have a significant impact on the market price of the Company's common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology and development stage companies such as those in the entertainment software and semiconductor industries that has often been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's common stock.

ITEM 2. PROPERTIES

     As of March 31, 1997, the Company leased approximately 92,000 square feet of facilities in Redwood City, California, and 7,600 square feet in San Mateo, California, and 10,922 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately $189,000. These facilities house the Company's administrative, research, development and sales operations. The lease with respect to the existing Redwood City facilities expires in August 1997 with an option to extend for one year. The lease for the San Mateo site expires during May 1999 while the lease for the Agoura Hills facility expires in January, 2001. The Company also leases office space in the United Kingdom for the sales and marketing activities of the Company's subsidiary, 3DO Europe, Ltd. The Company believes that these facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     On October 3, 1996, Cirrus Logic, Inc.("Cirrus"), filed a complaint in the Superior Court of the State of California for the Southern Division of the County of Alameda to rescind a Joint Development and License Agreement (the "Cirrus Agreement") entered into between Cirrus and the Company on February 29, 1996, on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure; and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint for Cirrus' breach of the Agreement to enforce its rights under the Cirrus Agreement, including procurement of the payment by Cirrus of $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees; and to recover damages, collect interest, and obtain attorneys' fees and costs. There can be no assurance that the Company will prevail in the litigation, will not be required to refund the $2.5 million payment received from Cirrus, or will receive the additional $4.5 million that it believes Cirrus owes under the Cirrus Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades publicly on the Nasdaq National Market under the symbol "THDO." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the Nasdaq National Market.

                                                                       CLOSING SALES
                                                                          PRICES
                                                                     -----------------
                                                                      HIGH       LOW
                                                                     ------     ------
        Fiscal Year Ended March 31, 1996:
          First Quarter............................................  $17.31     $11.25
          Second Quarter...........................................   15.63      11.00
          Third Quarter............................................   12.88       9.00
          Fourth Quarter...........................................   11.25       9.00
        Fiscal Year Ended March 31, 1997:
          First Quarter............................................  $12.38     $ 8.25
          Second Quarter...........................................   11.25       5.63
          Third Quarter............................................    6.63       4.63
          Fourth Quarter...........................................    5.50       2.63

     As of May 31, 1997, there were approximately 853 holders of record of 28,507,837 shares of outstanding common stock.

     DIVIDEND POLICY

     The Company has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                          FISCAL YEARS ENDED MARCH 31,
                                               ---------------------------------------------------
                                                1997       1996       1995       1994       1993
                                               -------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
OPERATING DATA:
Total revenues...............................  $92,350   $ 37,918   $ 30,380   $ 10,295   $     --
Total cost of revenues.......................    7,989      7,914      7,177      3,464         --
                                               -------   --------   --------   --------   --------
Gross profit.................................   84,361     30,004     23,203      6,831         --
                                               -------   --------   --------   --------   --------
Operating expenses:
Research and development.....................   42,077     41,184     36,483     23,412     11,434
Sales and marketing..........................    8,043      6,837     11,777      8,248      1,993
General and administrative...................   11,310      9,535      7,504      6,175      2,008
Market development advertising...............       --        924      4,926         --         --
Stock incentive..............................       --         --      8,359         --         --
Acquisition of NTG royalty rights............       --         --         --     21,353         --
In-process research and development..........    7,700         --         --         --         --
                                               -------   --------   --------   --------   --------
Total operating expenses.....................   69,130     58,480     69,049     59,188     15,435
                                               -------   --------   --------   --------   --------
Operating income (loss)......................   15,231    (28,476)   (45,846)   (52,357)   (15,435)
Net interest and other income................    2,115        684        437        976         50
                                               -------   --------   --------   --------   --------
Income (loss) before income and foreign
  withholding taxes..........................   17,346    (27,792)   (45,409)   (51,381)   (15,385)
Income and foreign withholding taxes.........    4,075      6,876        853         50          1
                                               -------   --------   --------   --------   --------
Net income (loss)............................  $13,271   $(34,668)  $(46,262)  $(51,431)  $(15,386)
                                               =======   ========   ========   ========   ========
Net income (loss) per share..................  $  0.46   $  (1.36)  $  (2.04)  $  (2.60)  $  (1.02)
                                               =======   ========   ========   ========   ========
Shares used in per share calculations........   29,103     25,456     22,697     19,747     15,018
                                               =======   ========   ========   ========   ========

                                                                    MARCH 31,
                                               ---------------------------------------------------
                                                1997       1996       1995       1994       1993
                                               -------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and available-for-sale securities.......  $33,617   $ 50,145   $ 14,346   $ 14,301   $  2,827
Working capital..............................  $14,067   $ (6,951)  $ 10,826   $ 10,494   $ (1,175)
Total assets.................................  $44,954   $ 63,330   $ 34,161   $ 25,870   $  6,437
Total long-term liabilities..................  $ 1,715   $  1,831   $  6,529   $  2,152   $  2,920
Total stockholders' equity (deficit).........  $21,399   $    131   $ 15,685   $ 15,879   $   (959)

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Private Securities Litigation Reform Act Safe Harbor Statement

     Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements that involve risks and uncertainties. Such statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, without limitation: the extent to which the Company will receive and/or recognize revenue from the M2 Technology Licensing Agreement (the "M2 Agreement") with Matsushita Electric Industrial Co., Ltd. ("Matsushita") and from the related Addendum; the extent to which the Company will receive and/or recognize revenue from its Joint Development and License Agreement with Cirrus Logic, Inc. ("Cirrus Logic"); the extent to which the Company will save operating expenses such as personnel, non-recurring engineering, facility and other overhead expenses, in fiscal year 1998 as a result of the completion of the sale of the Company's hardware systems business to Samsung Electronics Co., Ltd. ("Samsung"); the length of time for which the Company's existing cash resources, working capital financing and other sources of funds, including the $20.0 million payment from Samsung received on June 23, 1997, will fund the Company's activities; the extent to which CagEnt Technologies, Inc. a subsidiary of Samsung, will assist the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement and Addendum; the extent to which the Company will receive the minimum guaranteed payments and potential royalties from its international distribution agreements; the Company's ability to successfully leverage its core technologies into other markets; the Company's ability to develop software products for new platforms and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Overview

     Since commencement of its operations in October 1991, the Company has been developing interactive technologies and software applications. To date, it has devoted a majority of its resources to research and development activities, marketing and licensing its technology, recruiting and supporting third-party licensees. More recently, the Company has devoted greater resources to its software publishing and distribution businesses. In the future, the Company will focus on creating technologies and entertainment products for the advanced 64-bit market and will continue to develop software titles for multiple platforms including the IBM-compatible PC CD-ROM platform (the "PC"), the 32-bit PlayStation platform developed by Sony, the 64-bit M2 platform being developed by Matsushita, and the Internet.

     Prior to fiscal year 1997, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. The Company has also derived revenue from the sale of development systems to licensees, software title development activities whereby the Company developed titles under contract for publishing by third parties, engineering activities under contract to third parties, technology licensing fees, and the licensing and distribution of software titles published by the Company and others. Revenue has also been generated from royalties paid by semiconductor foundries upon their sale of licensed chipsets to hardware system manufacturers (see "Results of Operations" below).

     In fiscal year 1997, the Company derived the majority of its revenue from technology licensing fees and the publishing and distribution of internally and externally developed software titles. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from the pressing and publishing of third-party software CDs that played on the 3DO Multiplayer systems marketed and distributed by Panasonic and Goldstar, which failed to achieve market acceptance. As a result, this third-party CD pressing and publishing royalty stream decreased significantly, to less than 1% of revenue in fiscal year 1997. The Company has recently reorganized its organization to focus on entertainment software products for the PC, Sony PlayStation, M2 and Internet platforms.

     The Company generally recognizes revenue from the sale of software titles, development systems, or digital video systems at the time of shipment. Revenue from the M2 Agreement with Matsushita, and the Joint Development and License Agreement with Cirrus Logic, and other engineering contracts, is recognized using the percentage-of-completion method.

     The Company developed a next generation 64-bit technology (the "M2 Technology") and in December 1995, the Company and Matsushita entered into a definitive license agreement pursuant to which the Company granted Matsushita an exclusive, worldwide, perpetual license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to the Company for certain software products manufactured after January 1, 1998 which are compatible with the M2 Technology. Under the terms of the M2 Agreement, Matsushita granted the Company a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the M2 Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will continue to recognize revenue in connection with the M2 Agreement through June 30, 1997.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement. As consideration for providing engineering and certain support services, the Company will receive an aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company timely meeting certain milestones, as stipulated in the Addendum. The Company intends to recognize this revenue as these milestones are achieved.

     Concurrent with the execution of the M2 Agreement, Matsushita and the Company entered into a separate stock purchase and license agreement whereby Matsushita acquired all of the outstanding capital stock of 3DO Japan Co., Ltd. for $668,000, the approximate book value of the entity at the date of closing. This entity of approximately 14 people was responsible for the third-party support activities of the 32-bit 3DO Multiplayer platform. In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company was to develop certain modifications to its "3-D Engine," which is a component of the proprietary semiconductor technology that is part of the M2 Technology. As partial consideration under such agreement, the Company has received the non-refundable sum of $2.5 million as of March 31, 1997. This payment has been recognized into revenue under the percentage of completion method.

     On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in nonrefundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs. Although the Company believes Cirrus has specific obligations under the contract to pay an additional $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees, there can be no assurance that the Company will prevail in the litigation, will not be required to refund the $2.5 million payment received from Cirrus, or will receive the additional $4.5 million that it believes Cirrus owes under the Cirrus Agreement.

     In November 1995, the Company acquired the business, including all of the assets and certain of the liabilities, of Cyclone Studios, a software developer. Consideration for the purchase consisted of upfront cash and stock, and potential future consideration based upon the financial performance of the resulting new software development division. The upfront portion of the purchase price, approximately $880,000, was expensed as acquired in-process research and development in the third quarter of fiscal year 1996.

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

     In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer. Subsequent to the asset purchase, the Company created a production unit using the NWC brand name. NWC continues to be a wholly-owned subsidiary of NTN Communications, Inc. ("NTN"). As consideration for the purchase, the Company issued 1.02 million shares of its common stock to NTN. In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the Company stock issued in the transaction fell below an amount equal to approximately $10.00 per share during a period following the closing date (the "Purchase Price Guarantee"); as of December 31, 1996, the Company paid approximately $5.0 million to NTN. This payment represents the total amount due to NTN under the terms of the asset purchase agreement and, as such, the Company has no further obligations to NTN under the Purchase Price Guarantee. The Company recorded the purchase in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter of fiscal year 1997 for $7.7 million representing the amount of the purchase price assigned to in-process research and development. At the time, the entire purchase was booked at the guaranteed purchase price. As a result, the one-time payment of approximately $5.0 million has no impact on the Company's income statement for fiscal year ended March 31, 1997. Also included as part of the purchase price were intangibles valued at $3.1 million, to be amortized on a straight-line basis over a period of one to five years.

     The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including changes in the composition of the Company's revenues, the timing of new software product introductions by the Company and by its competitors, new introductions of platforms for interactive entertainment software, the Company's expenditures on research and development, marketing and promotional programs, the result of legal proceedings in which the Company is or may become involved, the state of the interactive entertainment industry and the general state of the national and global economies. In addition, the Company's revenue will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for particular software titles.

     On June 23, 1997, the Company sold most of the assets of the Company's hardware systems group, including certain intellectual properties and approximately $1.5 million in equipment, to Samsung Electronics Co., Ltd. ("Samsung") for $20.0 million. The sale will result in a one time increase in other income during the first quarter of fiscal year 1998. Additionally, the sale is expected to result in a decrease in operating expenses during the fiscal year 1998 due to decrease in personnel, facility and other overhead expenses associated with the hardware systems group.

     On April 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be

Disposed Of," which requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated results of operations.

     The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), dilutive EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company will adopt the new standards in the fiscal year ending March 31, 1998. The Company anticipates basic net income (loss) per share to be slightly higher (lower) than net income (loss) per share disclosed in the accompanying consolidated statements of operations and anticipates dilutive net income (loss) per share to approximate such net income
(loss) per share as has been historically disclosed.

RESULTS OF OPERATIONS

     The following discussions compare the results of operations for the fiscal year ended March 31, 1997, to the fiscal year ended March 31, 1996, and the fiscal year ended March 31, 1996, to the fiscal year ended March 31, 1995. The operating results for each of the years ended March 31, 1997, 1996 and 1995 are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and Notes thereto for each period discussed, as well as the information presented in other sections of Management's Discussion and Analysis.

     FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

                                               YEARS ENDED MARCH 31                     CHANGE
                                     ----------------------------------------     ------------------
                                      1997        %(A)       1996       %(A)      AMOUNT        %
                                     -------     ------    --------     -----     -------     ------
Revenues:
  Royalties and license fees........ $79,167       85.7    $ 24,074      63.5     $55,093      228.9
  Software publishing...............   9,540       10.3       7,330      19.3       2,210       30.2
  Development systems and other.....   3,643        4.0       6,514      17.2      (2,871)     (44.1)
                                     -------      -----    --------     -----     -------      -----
Total revenues......................  92,350      100.0      37,918     100.0      54,432      143.6
                                     -------      -----    --------     -----     -------      -----
Cost of revenues:
  Royalties and license fees........     456        0.6         694       2.9        (238)     (34.3)
  Software publishing...............   5,397       56.6       3,989      54.4       1,408       35.3
  Development systems and other.....   2,136       58.6       3,231      49.6      (1,095)     (33.9)
                                     -------      -----    --------     -----     -------      -----
Total cost of revenues..............   7,989        8.6       7,914      20.9          75        1.0
                                     -------      -----    --------     -----     -------      -----
Gross profit........................  84,361       91.4      30,004      79.1      54,357      181.2
                                     -------      -----    --------     -----     -------      -----
Operating expenses:
  Research and development..........  42,077       45.6      41,184     108.6         893        2.2
  Sales and marketing...............   8,043        8.7       6,837      18.0       1,206       17.6
  General and administrative........  11,310       12.3       9,535      25.2       1,775       18.6
  Market development advertising....      --         --         924       2.4        (924)    (100.0)
  In-process research and
     development....................   7,700        8.3          --        --       7,700         --
                                     -------      -----    --------     -----     -------      -----
Total operating expenses............  69,130       74.9      58,480     154.2      10,650       18.2
                                     -------      -----    --------     -----     -------      -----
Operating income (loss).............  15,231       16.5     (28,476)    (75.1)     43,707         --
Net interest and other income.......   2,115        2.3         684       1.8       1,431      209.2
                                     -------      -----    --------     -----     -------      -----
Income (loss) before income and
  foreign withholding taxes.........  17,346       18.8     (27,792)    (73.3)     45,138         --
Income and foreign withholding
  taxes.............................   4,075        4.4       6,876      18.1      (2,801)     (40.7)
                                     -------      -----    --------     -----     -------      -----
Net income (loss)................... $13,271       14.4    $(34,668)    (91.4)    $47,939         --
                                     =======      =====    ========     =====     =======      =====

---------------

(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

     Revenue for the year ended March 31, 1997, increased by approximately $54.4 million (144%) from $37.9 million in fiscal year 1996 to $92.3 million in fiscal year 1997. Royalties and license fees were the largest component of revenue and accounted for approximately 86% and 64% for the years ended March 31, 1997 and 1996, respectively, and represented an approximate $55.1 million (229%) increase compared to the prior year. Royalties and license fees consisted of technology license fees, software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the Notes to the Consolidated Financial Statements). Included in technology license fees is $75.1 million and $14.5 million for fiscal year 1997 and 1996, respectively, revenue recognized under the M2 Agreement with Matsushita (see "Overview," above). The revenue recognition methodology for the M2 Agreement is based upon the percentage-of-completion method, as the Company fulfills its commitments to deliver technology as specified in the agreement. Software royalties decreased from $6.7 million in fiscal 1996 to $0.1 million in fiscal year 1997 due to decreases in sales of software products compatible with 3DO multiplayer systems being manufactured by third-party publishers. In light of the fact that the 3DO Multiplayer did not achieve market acceptance, the Company does not expect to earn additional revenues from software royalties and pressing fees related to the 3DO Multiplayer platform in the future. The Company recognized $2.5 million in revenue in fiscal year 1997 related to the Cirrus Agreement. No revenue was recognized in fiscal year 1996 as the Cirrus Agreement commenced on February 29, 1996. Due to litigation between 3DO and Cirrus Logic, the Company does not expect to derive additional revenue from the Cirrus Agreement in the future.

     Software publishing revenue of approximately $9.5 million for the year ended March 31, 1997, increased by approximately $2.2 million (30.2%) compared to the prior fiscal year, which resulted from the Company's increased publishing and distribution activities. Software publishing revenue is generated by the Company's publishing, distribution, and licensing, of externally and internally developed software titles. The increase in software publishing revenue is primarily due to revenues generated from New World Computing, a division of 3DO, which was acquired in June 1996. During fiscal year 1996, the Company recognized approximately $1.4 million in software publishing revenues under the agreement in which the Company granted Matsushita the right to license, manufacture and distribute certain software titles developed by or for 3DO. Software revenue is recorded net of reserves for price protection and returns.

     Development systems and other revenue of $3.6 million for fiscal year 1997 decreased approximately $2.9 million (44%) compared to the prior fiscal year. This decrease is comprised of a $0.6 million decrease in development systems revenue and a decrease of approximately $2.1 million in other revenue compared to the prior year. For the fiscal year ended March 31, 1997 development system sales of $2.6 million was a decrease compared to the prior fiscal year, which was a result of a decline in new orders for M2 development systems. Other revenue for fiscal year 1997 totaled approximately $1.1 million and is primarily comprised of engineering and development services and encryption and duplication revenues. The decrease is primarily due to the decision to eliminate software development activities for other publishers.

     Cost of revenues of approximately $8.0 million increased by approximately $0.1 million (1%), compared to the prior year. Cost of revenues consists of direct costs associated with software titles and development systems products sold, amortization of prepaid royalties (described in Note A of the Notes to the Consolidated Financial Statements), and hardware systems incentives accrued on all chipsets shipped into distribution. Internal development costs of software title development for titles published by the Company or by third-party publishers is recognized as incurred and included in research and development expenses. Costs of revenues, as a percentage of revenue, were approximately 9% for the fiscal year ended March 31, 1997 compared to approximately 21% for fiscal year 1996. The decrease is primarily due to the increased proportion of royalties and license fee revenue recognized for the year ended March 31, 1997, which have significantly lower associated costs of revenues, compared to all other types of revenues.

     Research and development expenses, including in-process research and development of approximately $49.8 million increased by approximately $8.6 million (21%) for the year ended March 31, 1997 compared to fiscal year 1996. The increase was primarily due to a one-time $7.7 million charge for in-process research and development related to the Company's acquisition of the assets of New World Computing in June 1996, and on-going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively. The increase was partially offset by the decrease in research and development spending in the hardware systems division as the M2 development project approaches completion. The Company anticipates that research and development expenses will significantly decrease after the sale of its hardware systems unit to Samsung has been completed.

     Sales and marketing expenses, including market development advertising, of approximately $8.0 million increased by approximately $0.3 million (3.6%) for fiscal year 1997, compared to the prior fiscal year, primarily due to marketing and promotional expenses associated with the Company's Internet game, Meridian 59.

     General and administrative expenses of approximately $11.3 million increased by approximately $1.8 million (19%) for fiscal year 1997, compared to the prior fiscal year, primarily due to goodwill amortization expense related to the New World Computing acquisition, and additional reserves recorded for bad debt and other expenses.

     Net interest and other income increased from $0.7 million to approximately $2.1 million for the years ended March 31, 1996 and 1997, respectively. The net increase was primarily due to an increase in interest income, due to increased cash balances associated with payments received under the M2 Agreement and a reduction of other expenses, which was partially offset by an increase in interest expense on capital leases.

     The provision for income and foreign withholding taxes decreased from $6.9 million for fiscal year 1996 to $4.1 million for fiscal year 1997. The decrease is primarily attributable to $4.0 million in foreign withholding taxes associated with a payment received under the M2 Agreement with Matsushita for the current year compared to $6.0 million for the prior fiscal year (see "Overview," above).

     FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

                                                    YEARS ENDED MARCH 31                CHANGE
                                            ------------------------------------   -----------------
                                              1996     %(A)      1995      %(A)     AMOUNT      %
                                            --------   -----   --------   ------   --------   ------
Revenues:
  Royalties and license fees..............  $ 24,074    63.5   $ 18,593     61.2   $  5,481     29.5
  Software publishing.....................     7,330    19.3      3,287     10.8      4,043    123.0
  Development systems and other...........     6,514    17.2      8,500     28.0     (1,986)   (23.4)
                                            --------   -----   --------   ------   --------   ------
Total revenues............................    37,918   100.0     30,380    100.0      7,538     24.8
                                            --------   -----   --------   ------   --------   ------
Cost of revenues:
  Royalties and license fees..............       694     2.9      2,200     11.8     (1,506)   (68.5)
  Software publishing.....................     3,989    54.4      1,526     46.4      2,463    161.4
  Development systems and other...........     3,231    49.6      3,451     40.6       (220)    (6.4)
                                            --------   -----   --------   ------   --------   ------
Total cost of revenues....................     7,914    20.9      7,177     23.6        737     10.3
                                            --------   -----   --------   ------   --------   ------
Gross profit..............................    30,004    79.1     23,203     76.4      6,801     29.3
                                            --------   -----   --------   ------   --------   ------
Operating expenses:
  Research and development................    41,184   108.6     36,483    120.1      4,701     12.9
  Sales and marketing.....................     6,837    18.0     11,777     38.8     (4,940)   (42.0)
  General and administrative..............     9,535    25.2      7,504     24.7      2,031     27.1
  Market development advertising..........       924     2.4      4,926     16.2     (4,002)   (81.2)
  Stock incentive.........................        --      --      8,359     27.5     (8,359)  (100.0)
                                            --------   -----   --------   ------   --------   ------
Total operating expenses..................    58,480   154.2     69,049    227.3    (10,569)   (15.3)
                                            --------   -----   --------   ------   --------   ------
Operating loss............................   (28,476)  (75.1)   (45,846)  (150.9)    17,370     37.9
Net interest and other income.............       684     1.8        437      1.4        247     56.5
                                            --------   -----   --------   ------   --------   ------
Loss before income and foreign withholding
  taxes...................................   (27,792)  (73.3)   (45,409)  (149.5)    17,617     38.8
Income and foreign withholding taxes......     6,876    18.1        853      2.8      6,023    706.1
                                            --------   -----   --------   ------   --------   ------
Net loss..................................  $(34,668)  (91.4)  $(46,262)  (152.3)  $ 11,594     25.1
                                            ========   =====   ========   ======   ========   ======

---------------

(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

     Revenue for the year ended March 31, 1996 increased by approximately $7.5 million (25%) from $30.4 million in fiscal 1995 to $37.9 million in fiscal year 1996. Royalties and license fees were the largest component of revenue and accounted for approximately 64% and 61% for the years ended March 31, 1996 and 1995, respectively, and represented approximately a $5.5 million (30%) increase compared to the prior year. Royalties and license fees consisted of technology license fees, software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the Notes to the Consolidated Financial Statements). Included in technology license fees for the fiscal year ended March 31, 1996 is $14.5 million of the $100.0 million license fee under the M2 Agreement with Matsushita (see "Overview," above). There were no technology license fees in the prior fiscal year. The revenue recognition methodology for the M2 Agreement is based upon the percentage-of-completion method, as the Company fulfills its commitments to deliver technology as specified in the agreement. Software royalties and pressing fees decreased from $14.9 million in fiscal year 1995 to $6.7 million in fiscal year 1996 due to the upfront license fee from Matsushita for the right to manufacture 3DO-formatted CDs in Japan earned in fiscal year 1995, which was absent in fiscal year 1996, and decreases in sales of software products being manufactured by third-party publishers. In light of the fact that the 3DO Multiplayer did not achieve market acceptance, the Company does not expect to derive software royalties and pressing fees related to the 3DO Multiplayer platform in the future.

     Software publishing revenue of approximately $7.3 million for the year ended March 31, 1996 increased by approximately $4.0 million (123%) compared to the prior fiscal year, which resulted from the Company's increased publishing and distribution activities. Software publishing revenue is generated by the Company's publishing, distribution, and licensing of externally and internally developed software titles. In June 1995 the Company entered into an agreement under which the Company granted Matsushita the right to license, manufacture and distribute certain software titles developed by or for 3DO. During fiscal year 1996, the Company recognized approximately $1.4 million in software publishing revenues under this agreement. The increase in software publishing revenue is also attributed to sales from the release of ten published and three distributed titles during fiscal year 1996. Software revenue is recorded net of reserves for price protection and returns.

     Development systems and other revenue of $6.5 million for fiscal year 1996 decreased approximately $2.0 million (23%), compared to the prior fiscal year. This decrease is comprised of a $1.1 million decrease in development systems revenue and a decrease of approximately $0.9 million in other revenue compared to the prior year. For the fiscal year ended March 31, 1996 development system sales of $3.3 million have decreased as new software development on the Company's 3DO Multiplayer platform declined. This decrease was partially offset by shipments of M2 development systems, which commenced in July 1995. Other revenue for fiscal year 1996 totaled approximately $3.2 million of revenue and was primarily comprised of engineering and development services and encryption and duplication revenues. The decrease was primarily due to the decision to eliminate software development activities for other publishers.

     Cost of revenues of approximately $7.9 million for fiscal year 1996 increased by approximately $0.7 million (10%) compared to the prior year. Cost of revenues consists of direct costs associated with software titles and development systems products sold, amortization of prepaid royalties (described in Note A of the Notes to the Consolidated Financial Statements), and hardware systems incentives accrued on all chipsets shipped into distribution. Internal development costs of software title development for titles published by the Company or for third-party publishers is recognized as incurred and included in research and development expenses. Cost of revenues, as a percentage of revenue, was approximately 21% for the fiscal year ended March 31, 1996 compared to approximately 24% for the same period in fiscal year 1995. The decrease was primarily due to the increased proportion of royalties and license fee revenue recognized for the year ended March 31, 1996 which have significantly lower associated costs of revenues, compared to all other types of revenues.

     Research and development expenses, including in-process research and development, of approximately $41.2 million increased by approximately $4.7 million (13%) for the year ended March 31, 1996 compared to fiscal year 1995. The increases were attributable to (i) the additional reserves for prepaid royalties in the fiscal year, which resulted from disappointing sales during the holiday season; (ii) increases in software title development for the 3DO Multiplayer system, as well as 64-bit development for the M2 and the PC platforms;

and (iii) a research and development in-process charge associated with the acquisition of Cyclone Studios, a software developer, in November 1995. The Company anticipates that research and development expenses will increase in future periods due to the Company's increasing levels of software development activities.

     Sales and marketing expenses of approximately $6.8 million decreased by approximately $4.9 million (42%) for fiscal year 1996, compared to the prior fiscal year, primarily due to reduced television advertising expenditures in fiscal year 1996.

     General and administrative expenses of approximately $9.5 million increased by approximately $2.0 million (27%) for fiscal year 1996, compared to the prior fiscal year, primarily due to the additional reserves recorded for bad debt, legal and other expenses.

     Stock incentive expenses of approximately $8.4 million for the fiscal year ended March 31, 1995, represents the market value of the stock issued or to be issued under the stock incentive program described in Note I of the Notes to the Consolidated Financial Statements. The stock incentive program concluded on December 31, 1994, and there was no comparable expense for the fiscal year ended March 31, 1996.

     In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee was charged to authorized CD pressing facilities for each copy of a licensed software title that was manufactured outside of Japan. Marketing expenses under the MDF program decreased by approximately $4.0 million (81%) in the fiscal year ended March 31, 1996 compared to the prior fiscal year. The MDF program started in October 1994, and until December 31, 1994 all funds collected under this program were used for advertising and promoting the 3DO format and product family. Starting in January 1995, a portion of the MDF funds was used for advertising and promotions and the remaining funds have or will be paid to certain hardware system licensees, based on the quantity of hardware systems shipped into certain markets.

     Net interest and other income increased from $0.4 million to approximately $0.7 million for the years ended March 31, 1995 and 1996, respectively. The net increase was primarily due to an increase in interest income, due to increased cash balances associated with payments received under the M2 Agreement, and a reduction of other expense, which was partially offset by an increase in interest expense on capital leases.

     The provision for income and foreign withholding taxes increased to approximately $6.9 million for the fiscal year 1997 compared to the prior fiscal year. The increase in fiscal year 1997 was primarily attributable to $6.0 million in foreign withholding taxes associated with a payment received under the M2 Agreement with Matsushita (see "Overview," above).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investments, which totaled approximately $33.6 million and $50.1 million as of March 31, 1997 and 1996, respectively. The decrease in fiscal year 1997 was attributable to cash used in operating activities, offset by cash received in connection with the M2 Agreement with Matsushita. (See Note G of the Notes to the Consolidated Financial Statements. The current ratio (current assets to current liabilities) was 1.64 to 1 as of March 31, 1997, compared to .89 to 1 as of March 31, 1996. This improvement is primarily due to decreases in deferred revenue, accounts payable and current hardware incentive obligations balances as of March 31, 1997, which were partially offset by decreased cash and short-term investments balances. Net cash used in operating activities was $8.0 million for the fiscal year ended March 31, 1997, which compares with net cash provided by operating activities of $22.5 million for fiscal year 1996. The deterioration in cash position was primarily due to the reduction in deferred revenue balance, which was a result of the recognition of the M2 revenue. This was offset by the $36.0 million cash payment, net of foreign withholding tax, received from Matsushita during fiscal year 1997. For the fiscal year ended March 31, 1997, the Company invested approximately $4.3 million ($3.3 million in the prior year) in fixed assets, excluding assets acquired under capital lease obligations, which were primarily purchases of computer equipment, software applications and office furnishings. In relation to the acquisition of New World Computing, the Company paid approximately $5 million in cash and issued approximately 1.02 million shares of common stock to NTN (see "Overview," above).

     The Company anticipates that existing cash resources, working capital financing and all other sources of funds (including the $20.0 million proceeds from the sale of the Company's hardware division to Samsung) should be sufficient to fund the Company's activities through the end of fiscal year 1998. There can be no assurance that additional capital will not be required in fiscal year 1999 since cash flows will be affected by the rate at which the Company develops, publishes and distributes software titles and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance. The Company anticipates that it may require additional capital beyond fiscal year 1998. The level of financing required beyond fiscal year 1998 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on Pages 29 through 46.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The 3DO Company:

     We have audited the accompanying consolidated balance sheets of The 3DO Company and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO Company and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

San Jose, California
May 14, 1997, except as to Note Q,
which is as of June 23, 1997

                        THE 3DO COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1997          1996
                                                                       ---------     ---------
Current assets:
  Cash and cash equivalents..........................................  $  14,395     $   9,459
  Short-term investments.............................................     19,222        40,686
  Accounts receivable, net...........................................        429         2,060
  Prepaid and other current assets...................................      1,861         2,212
                                                                       ----------    ----------
          Total current assets.......................................     35,907        54,417
Property and equipment, net..........................................      6,681         8,642
Deposits and other assets............................................      2,366           271
                                                                       ----------    ----------
          Total assets...............................................  $  44,954     $  63,330
                                                                       ==========    ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $     569     $   1,905
  Accrued expenses...................................................      3,251         3,814
  Deferred revenue...................................................     11,992        47,818
  Current portion of capital lease obligations.......................        807         1,424
  Hardware incentive obligations.....................................      2,944         4,620
  Other current liabilities..........................................      2,277         1,787
                                                                       ----------    ----------
          Total current liabilities..................................     21,840        61,368
Capital lease obligations, net of current portion....................        611         1,287
Other liabilities....................................................      1,104           544
                                                                       ----------    ----------
          Total liabilities..........................................     23,555        63,199
                                                                       ----------    ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized; no
     shares issued...................................................         --            --
  Common stock, $0.01 par value; 50,000 shares authorized; 28,369 and
     26,003 shares issued and outstanding, respectively..............        284           260
  Additional paid-in capital.........................................    158,489       150,541
  Cumulative translation adjustment..................................       (164)         (189)
  Accumulated deficit................................................   (137,210)     (150,481)
                                                                       ----------    ----------
          Total stockholders' equity.................................     21,399           131
                                                                       ----------    ----------
          Total liabilities and stockholders' equity.................  $  44,954     $  63,330
                                                                       ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                               1997         1996         1995
                                                              -------     --------     --------
Revenues:
  Royalties and license fees................................  $79,167     $ 24,074     $ 18,593
  Software publishing.......................................    9,540        7,330        3,287
  Development systems and other.............................    3,643        6,514        8,500
                                                              --------    ---------    ---------
Total revenues..............................................   92,350       37,918       30,380
                                                              --------    ---------    ---------
Cost of revenues:
  Royalties and license fees................................      456          694        2,200
  Software publishing.......................................    5,397        3,989        1,526
  Development systems and other.............................    2,136        3,231        3,451
                                                              --------    ---------    ---------
Total cost of revenues......................................    7,989        7,914        7,177
                                                              --------    ---------    ---------
Gross profit................................................   84,361       30,004       23,203
                                                              --------    ---------    ---------
Operating expenses:
  Research and development..................................   42,077       40,356       36,483
  Sales and marketing.......................................    8,043        6,837       11,777
  General and administrative................................   11,310        9,535        7,504
  Market development advertising............................       --          924        4,926
  Stock incentive...........................................       --           --        8,359
  In-process research and development.......................    7,700          828           --
                                                              --------    ---------    ---------
Total operating expenses....................................   69,130       58,480       69,049
                                                              --------    ---------    ---------
Operating income (loss).....................................   15,231      (28,476)     (45,846)
Net interest and other income...............................    2,115          684          437
                                                              --------    ---------    ---------
Income (loss) before income and foreign withholding taxes...   17,346      (27,792)     (45,409)
Income and foreign withholding taxes........................    4,075        6,876          853
                                                              --------    ---------    ---------
Net income (loss)...........................................  $13,271     $(34,668)    $(46,262)
                                                              ========    =========    =========
Net income (loss) per common and common equivalent share....  $  0.46     $  (1.36)    $  (2.04)
                                                              ========    =========    =========
Common and common equivalent shares used in
  computing per share amounts...............................   29,103       25,456       22,697
                                                              ========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                      COMMON STOCK     ADDITIONAL   CUMULATIVE
                                     ---------------    PAID-IN     TRANSLATION  ACCUMULATED   STOCKHOLDERS'
                                     SHARES   AMOUNT    CAPITAL     ADJUSTMENT     DEFICIT        EQUITY
                                     ------   ------   ----------   ----------   -----------   -------------
Balances as of March 31, 1994......  20,023    $200     $  85,209     $   21      $ (69,551)     $  15,879

Sale of common stock, net of
  issuance costs of $654...........   2,984      30        36,248                                   36,278
Sale of common stock through
  employee stock plans and other
  plans............................     475       5         1,149                                    1,154
Common stock to be issued under
  stock incentive program..........                         8,359                                    8,359
Foreign currency translation.......                                      277                           277
Net loss...........................                                                 (46,262)       (46,262)
                                     ------    ----      --------      -----      ---------       --------
Balances as of March 31, 1995......  23,482     235       130,965        298       (115,813)        15,685

Sale of common stock, net of
  issuance costs of $5.............   1,580      16        16,537                                   16,553
Issuance of common stock for
  acquisition......................      50                   506                                      506
Sale of common stock through
  employee stock plans and other
  plans............................     491       5         2,537                                    2,542
Common stock issued under stock
  incentive program................     400       4            (4)                                      --
Foreign currency translation.......                                     (487)                         (487)
Net loss...........................                                                 (34,668)       (34,668)
                                     ------    ----      --------      -----      ---------       --------
Balances as of March 31, 1996......  26,003     260       150,541       (189)      (150,481)           131

Issuance of common stock for
  acquisition......................   1,610      16         5,664                                    5,680
Sale of common stock through
  employee stock plans and other
  plans............................     709       7         1,844                                    1,851
Common stock issued under stock
  incentive program................      47       1           440                                      441
Foreign currency translation.......                                       25                            25
Net income.........................                                                  13,271         13,271
                                     ------    ----      --------      -----      ---------       --------
Balances as of March 31, 1997......  28,369    $284     $ 158,489     $ (164)     $(137,210)     $  21,399
                                     ======    ====      ========      =====      =========       ========

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 13,271     $(34,668)    $(46,262)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................     7,446        5,630        5,080
     Stock incentive.......................................        --           --        8,359
     Deferred revenue......................................   (35,870)      46,713       (1,623)
     In-process research and development...................     7,700          828           --
     Changes in operating assets and liabilities:
       Accounts receivable, net............................     2,571        3,751       (3,895)
       Prepaid and other assets............................       733          902         (833)
       Accounts payable....................................    (2,249)      (1,531)         908
       Accrued expenses....................................    (1,540)        (618)       1,913
       Hardware incentives.................................    (1,236)         975        2,618
       Other liabilities...................................     1,095          547          441
                                                             --------     --------     --------
Net cash provided by (used in) operating activities........    (8,079)      22,529      (33,294)
                                                             --------     --------     --------
Cash flows from investing activities:
  Short-term investments, net..............................    21,500      (31,155)       2,273
  Capital expenditures.....................................    (4,304)      (3,265)      (3,410)
  Acquisition of businesses................................    (4,575)        (442)          --
                                                             --------     --------     --------
Net cash provided by (used in) investing activities........    12,621      (34,862)      (1,137)
                                                             --------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..............     1,851       19,095       37,432
  Payments on capital lease obligations....................    (1,446)      (1,631)        (960)
                                                             --------     --------     --------
Net cash provided by financing activities..................       405       17,464       36,472
                                                             --------     --------     --------
Effect of foreign currency translation.....................       (11)        (518)         302
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................     4,936        4,613        2,343
Cash and cash equivalents at beginning of year.............     9,459        4,846        2,503
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................    14,395     $  9,459     $  4,846
                                                             ========     ========     ========
Supplemental disclosures of cash flow information:
Cash paid during the year:
  Interest.................................................  $    628     $    757     $    442
  Income and foreign withholding taxes.....................  $  4,075     $  6,776     $    760
Noncash investing and financing transactions:
  Assets acquired under capital lease obligations..........  $    152     $    245     $  5,059
  Common stock issued in connection with business
     acquisitions..........................................  $  5,680     $    506     $     --

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997, 1996, AND 1995

A. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying Consolidated Financial Statements include the accounts of The 3DO Company and its wholly owned subsidiaries (the "Company"). The 3DO Company develops, publishes and markets interactive entertainment products for multiple platforms. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents and Short-term Investments

     Cash equivalents include highly liquid investments with original maturities of 90 days or less.

     The Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value, with material unrealized gains and losses reported as a separate component of stockholders' equity. Fair value is based on quoted market prices for these or similar investments. Realized gains and losses are recorded in the accompanying Consolidated Statements of Operations and were immaterial during the periods presented. The cost of securities sold is based upon the specific identification method (see Note B, "Available-for-sale Securities").

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the assets, which range from one to five years.

  Stock-Based Compensation

     Effective April 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires pro forma disclosure of net income and earnings per share as if SFAS No. 123's fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for the preparation of its basic consolidated financial statements. (See Note F, "Stock Plans").

  Revenue Recognition

     Revenue pertaining to the license fees, including that from the M2 Technology Agreement (the "M2 Agreement"), is being recognized using the percentage-of-completion method based on the costs incurred to fulfill the Company's commitments to deliver technology as specified in the agreement. Revenue from the sales of software titles published and distributed by the Company, and revenue from the sales of development systems is recognized at the time of shipment, provided the Company has no significant outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

titles published and distributed by the Company, within certain specified periods, and provides price protection to retailers on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Revenue from software title development agreements with third-party publishers and third-party engineering agreements is recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method) and is included in "Development systems and other revenues" in the accompanying Consolidated Statements of Operations. The Company recognizes revenue from royalty and pressing fee agreements upon receipt of documentation indicating that the compact disc ("CD") manufacturer shipped CDs to the software title developers or publishers, or the licensed chipset foundry shipped chipsets to the hardware manufacturers. Revenue from software maintenance, including maintenance bundled with the development systems, is recognized on a straight-line basis over the term of the agreement, generally one year, and is included in other revenue.

     Deferred revenue consists primarily of payments received in advance of revenue being earned under the M2 Agreement (see Note G, "Matsushita Electric Industrial Co., Ltd. Agreements," for further information), engineering and development agreements, certification fees, and deposits.

  Prepaid Royalties

     Prepaid royalties represent prepayments made to independent software developers under development agreements and are included in "Prepaid and other current assets" in the accompanying Consolidated Balance Sheets. Prepaid royalties are expensed at the contractual royalty rate as cost of revenues based on actual net product sales. Management evaluates the future realization of prepaid royalties quarterly, and charges to expense any amounts that management deems unlikely to be amortized at the contractual royalty rate through product sales.

     Since technological feasibility for internally developed software occurs nearly simultaneously with product release, internal development costs on software title development for titles published by the Company are recognized as incurred and shown in "Operating expenses" in the accompanying Consolidated Statements of Operations.

  Other Assets

     Intangible assets, primarily goodwill from the acquisition of New World Computing, are stated at cost less accumulated amortization and are included in other assets. The Company periodically reviews the net realizable value of its intangible costs and adjusts the carrying amount accordingly.

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

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies. Net gains and losses resulting from foreign exchange transactions were immaterial during the periods presented.

  Net Income (Loss) Per Share

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the treasury stock method. The computation for the net income (loss) per share for the years ended March 31, 1997, 1996 and 1995, includes common stock to be issued under the Stock Incentive Program, described in Note I, "Incentive and Promotional Programs."

  Recent Accounting Pronouncements

     On April 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated results of operations.

     The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), dilutive EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company will adopt the new standards in the fiscal year ending March 31, 1998. The Company anticipates basic net income (loss) per share to be slightly higher (lower) than net income (loss) per share disclosed in the accompanying Consolidated Statements of Operations and anticipates dilutive net income (loss) per share to approximate such net income
(loss) per share as has been historically disclosed.

B. AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities classified as current assets as of March 31, 1997 and 1996 included the following:

                                                                          MARCH 31,
                                                                 ---------------------------
                                                                    1997            1996
                                                                 -----------     -----------
                                                                  AGGREGATE       AGGREGATE
                                                                 FAIR VALUE      FAIR VALUE
                                                                 -----------     -----------
                                                                       (IN THOUSANDS)
        Short-term investments:
          U. S. Treasury and other government agency
             obligations.....................................      $15,710         $35,662
          Commercial debt securities.........................        3,512           5,024
                                                                   -------         -------
        Total short-term investments.........................      $19,222         $40,686
        Cash equivalents:
          Money market funds.................................        7,963           9,459
          Asset backed repurchase agreement..................        4,946              --
                                                                   -------         -------
        Total cash equivalents...............................       12,909           9,459
                                                                   -------         -------
        Total available-for-sale securities..................      $32,131         $50,145
                                                                   =======         =======

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

     The aggregate fair value of the Company's investment in available-for-sale securities as of March 31, 1997, by contractual maturity, consisted of the following:

                                                                           AGGREGATE
                                                                           FAIR VALUE
                                                                         --------------
                                                                         (IN THOUSANDS)
        Due in one year or less........................................     $ 32,611
        Due in one to three years......................................        1,006
                                                                             -------
                                                                            $ 33,617
                                                                             =======

     The aggregate fair value approximates amortized cost.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

     The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for the years ended March 31, 1997, 1996 and 1995:

                                                           1997        1996       1995
                                                          -------     -------     -----
                                                                 (IN THOUSANDS)
        Balance at beginning of year....................  $ 2,329     $   249     $ 175
        Additions.......................................    4,873       4,540       129
        Deductions......................................   (4,094)     (2,460)      (55)
                                                           ------      ------     -----
        Balance at end of year..........................  $ 3,108     $ 2,329     $ 249
                                                           ======      ======     =====

D. PROPERTY AND EQUIPMENT

     Property and equipment as of March 31, 1997 and 1996 consisted of:

                                                                       MARCH 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Computer and manufacturing equipment...................  $ 18,616     $ 15,345
                                                                   ------       ------
        Furniture, fixtures and leasehold improvements.........     3,828        3,425
        Computer software......................................     4,824        3,859
                                                                   ------       ------
        Property and equipment, at cost........................    27,268       22,629
        Less accumulated depreciation and amortization.........   (20,587)     (13,987)
                                                                   ------       ------
        Property and equipment, net............................  $  6,681     $  8,642
                                                                   ======       ======

     As of March 31, 1997 and 1996, property and equipment includes approximately $5.5 and $5.3 million of assets acquired under capital lease obligations, respectively. Accumulated amortization related to these lease obligations was approximately $5.2 million and $3.4 million as of March 31, 1997 and 1996, respectively.

     Depreciation and amortization expense associated with property and equipment amounted to approximately $6.6 million, $5.6 million and $5.1 million for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

E. ACCRUED EXPENSES

     Accrued expenses as of March 31, 1997 and 1996, consisted of the following:

                                                                         MARCH 31,
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Accrued compensation.......................................  $  909     $1,435
        Other......................................................   2,342      2,379
                                                                     -------    -------
                                                                     $3,251     $3,814
                                                                     =======    =======

F. STOCK PLANS

  Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal years 1997 and 1996, 204,254 and 179,059 shares, respectively, were issued by the Company to employees, at a price ranging from $3.98 to $6.80, and $8.02 to $8.50 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $2.93 and $4.65 at March 31, 1997 and 1996, respectively. As of March 31, 1997 and 1996, the Company had 550,555 and 754,809 shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

  Stock Option Plans

     The Company's 1993 Incentive Stock Plan (the "Plan") authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive stock options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest over a sixty-month period. Unexercised options generally expire 10 years from date of grant. A small number of options have been granted to executives and key employees which vest over 3 years, subject to meeting certain performance goals, and are included in the stock plan information presented below.

     As of March 31, 1997 and 1996, 13,211,136 and 9,618,275 shares, respectively, of common stock have been authorized for issuance under the Plan.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

     Transactions for the years ended March 31, 1997, 1996 and 1995, were as follows:

                                                                 OPTIONS OUTSTANDING
                                               OPTIONS       ----------------------------
                                              AVAILABLE                        AVERAGE
                                              FOR GRANT        SHARES        OPTION PRICE
                                             -----------     -----------     ------------
        Outstanding as of March 31, 1994...      422,138       3,580,185        $11.75
        Authorized.........................    1,641,571
        Granted............................   (3,848,563)      3,848,563         11.72
        Terminated.........................    2,949,570      (2,949,570)        18.94
        Exercised..........................           --        (430,730)         1.42
                                             -----------     -----------
        Outstanding as of March 31, 1995...    1,164,716       4,048,448          7.57
                                             -----------

        Authorized.........................    3,848,705

        Granted............................   (2,627,704)      2,627,704         11.60
        Terminated.........................    1,057,208      (1,035,031)        10.22
        Exercised..........................           --        (312,592)         3.53
                                             -----------     -----------
        Outstanding as of March 31, 1996...    3,442,925       5,328,529          9.28
                                             -----------

        Authorized.........................    3,000,000

        Granted............................  (16,005,702)     16,005,702          6.79
        Terminated.........................   13,306,657     (13,306,657)         8.82
        Exercised..........................           --        (438,085)         1.64
                                             -----------     -----------
        Outstanding as of March 31, 1997...    3,743,880       7,589,489        $ 5.27
                                             ===========     ===========

     The weighted-average fair values of options granted during 1997 and 1996, were $2.41 and $6.13, respectively.

     As of March 31, 1997, 1996 and 1995, 1,618,167, 1,486,055 and 854,011
options, respectively, were exercisable under the Plan. The weighted-average exercise prices for the shares exercisable at March 31, 1997, 1996 and 1995 were $4.84, $6.54, and $4.00, respectively.

     The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                              OPTIONS OUTSTANDING
                    ---------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED-                    -----------------------
                                    AVERAGE       WEIGHTED-                   WEIGHTED-
                                   REMAINING       AVERAGE                     AVERAGE
                     NUMBER       CONTRACTUAL     EXERCISE       NUMBER       EXERCISE
 EXERCISE PRICE     OUTSTANDING      LIFE           PRICE       OUTSTANDING     PRICE
----------------    ---------     -----------     ---------     ---------     ---------
 $0.05 to $0.40       221,241         5.23         $  0.12        190,323      $  0.11
     $2.00            104,956         5.83         $  2.00         87,230      $  2.00
 $5.00 to $6.25     7,111,436         9.59         $  5.37      1,291,612      $  5.51
$8.15 to $11.13        83,356         9.15         $  8.37         20,502      $  8.27
     $12.25            68,500         8.31         $ 12.25         28,500      $ 12.25
                    ---------                                   ---------
$0.05 to $12.25     7,589,489         9.40         $  5.27      1,618,167      $  4.84
                    =========                                   =========

     In November 1993, December 1993, May 1994, December 1994, April 1996, October 1996 and April 1997, the Board of Directors approved the repricing of options granted at prices in excess of $34.00, $23.50, $9.875, $10.75, $8.25,
$5.50 and $3.25 per share, respectively, for all employees, including executive officers.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

  Pro Forma Net Income (Loss)

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the year ended March 31, 1997, and the pro forma net loss and pro forma net loss per share for the year ended March 31, 1996, would have been as indicated below:

                                                                   YEARS ENDED MARCH
                                                                          31,
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        Net income (loss) as reported...........................  $13,271     $(34,668)
        Pro forma...............................................    7,230      (36,064)
        Earnings (loss) per share as reported...................  $  0.46     $  (1.36)
        Pro forma...............................................  $  0.26     $  (1.42)

     The effects of applying SFAS No. 123 may not be representative of the effects on reported operating results for future years as the pro forma calculations are based on grants made in fiscal years 1996 and 1997 only. The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for fiscal years 1997 and 1996:

                                                        OPTION PLANS          ESPP
                                                        -------------     -------------
                                                        1997     1996     1997     1996
                                                        ----     ----     ----     ----
        Weighted-average risk free rate...............  6.01%    5.93%    6.04%    5.59%
                                                                           2 years with
                                                                                6 month
        Expected life of options/rights (in years)....   3.5      3.5        increments
        Expected stock price volatility...............    68%      68%      68%      68%
        Dividend yield................................    --       --       --       --
        Forfeiture rate...............................    60%      60%      60%      60%

G. MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. AGREEMENTS

     On December 7, 1995 the Company and Matsushita entered into a definitive license agreement pursuant to which the Company granted Matsushita a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications. The license was granted in exchange for an upfront license payment of $100 million, and for certain royalties which shall be paid to the Company for certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Agreement, Matsushita granted the Company a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by Matsushita to develop and publish software products compatible with hardware products that incorporate the M2 Technology. Revenue pertaining to the license fees under the M2 Agreement is being recognized by the Company using the percentage-of-completion method based on the costs incurred to fulfill its commitments to deliver technology as specified in the agreement. The Company estimates that it will recognize substantially all of the revenue in connection with the M2 Agreement through

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

June 30, 1997. For the years ending March 31, 1997 and 1996, the Company incurred costs of approximately $6.3 million and $4.3 million, respectively, in connection with fulfilling its commitments under the M2 Agreement. This amount is included in research and development expenses.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement. As consideration for providing engineering and certain support services, the Company will receive an aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by Matsushita are contingent upon the Company timely meeting certain milestones, as stipulated in the Addendum.

     In conjunction with the above transaction, Matsushita and the Company entered into a separate stock purchase and license agreement whereby Matsushita acquired all of the outstanding capital stock of 3DO Japan Co., Ltd.

H. CIRRUS LOGIC, INC.

     On February 29, 1996, the Company and Cirrus Logic, Inc. ("Cirrus Logic") entered into a Joint Development and License Agreement (the "Cirrus Agreement") regarding the Company's development and license to Cirrus Logic of certain modifications to the "3-D Engine," which is a component of the Company's proprietary semiconductor technology. As consideration under the Cirrus Agreement, the Company is to receive a nonrefundable amount not to exceed $7.8 million, of which $2.5 million was received as of March 31, 1997. This payment has been recognized as revenue using the percentage of completion method.

     On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in nonrefundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs. Although the Company believes Cirrus has specific obligations under the contract to pay an additional $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees, there can be no assurance that the Company will prevail in the litigation, will not be required to refund the $2.5 million payment received from Cirrus, or will receive the additional $4.5 million that it believes Cirrus owes under the Cirrus Agreement.

I. INCENTIVE AND PROMOTIONAL PROGRAMS

  Incentive Programs

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (or 1994, 1995 and 1996 for units distributed within the Japanese market), respectively. Amounts under the Manufacturing Incentive Program and certain other incentive programs were accrued as the obligation arose and as of March 31, 1997, the Company had accrued approximately $2.9 million. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a total cash payment of $1.2 million was paid on April 1, 1996. The March 31, 1997 balance is due to be paid in fiscal 1998.

     The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994 through September 30, 1994 at or below certain suggested retail prices (the Stock Incentive Program). The Stock Incentive Program was extended through December 31, 1994 for one of the licensees. The market value of the stock to be issued under the Stock Incentive Program was recognized as an expense at the time the Company

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

incurred the obligation to issue the stock, and is separately reflected in the Consolidated Statements of Operations. As of March 31, 1997, the Company had issued 466,826 shares under this program and anticipates issuing the remaining 23,264 shares during the next fiscal year.

  Promotional Program

     In October 1994, the Company established a Market Development Fund ("MDF") program under which a pressing fee was charged to authorized CD pressing facilities for the manufacture of compact discs compatible with the 3DO Multiplayer format. Under the MDF program, a pressing fee was charged for each copy of any such software title that was manufactured outside of Japan. In the quarter ended December 31, 1994, all funds collected under this program were used for advertising and promoting the 3DO Multiplayer format and related product family. Beginning January 1, 1995, a portion of the MDF funds was used by the Company for advertising and promotions based on hardware systems shipped in certain markets, to encourage Licensees' production and the reduction of the pricing of such systems. All such pressing fees are recognized as revenue, and the amount due to hardware systems licensees is accrued and recorded as an offset to revenue, as the applicable CDs are pressed. The related advertising and promotions expenditures under the program are recorded as incurred and are separately reflected as an operating expense in the accompanying Consolidated Statements of Operations.

J. NET INTEREST AND OTHER INCOME

     Net interest and other income for the fiscal years ended March 31, 1997, 1996 and 1995, consisted of the following:

                                                              YEARS ENDED MARCH 31,
                                                          -----------------------------
                                                           1997        1996       1995
                                                          -------     ------     ------
                                                                 (IN THOUSANDS)
        Interest income.................................  $ 2,720     $1,422     $1,123
        Interest expense................................     (628)      (757)      (442)
        Other income (expense), net.....................       23         19       (244)
                                                          -------     ------     ------
                                                          $ 2,115     $  684     $  437
                                                          =======     ======     ======

K. INCOME TAXES

     The provision for income taxes consisted of the following:

                                                               YEARS ENDED MARCH 31,
                                                            ---------------------------
                                                             1997        1996      1995
                                                            -------     ------     ----
                                                                  (IN THOUSANDS)
        Current:
          Federal.........................................  $    75     $  502     $ --
          State and local.................................        1          1        1
          Foreign.........................................    3,999      6,373      852
                                                             ------      -----     ----
        Total current.....................................    4,075      6,876      853
                                                             ------      -----     ----
        Total deferred....................................       --         --      --
                                                             ------      -----     ----
        Total income taxes................................  $ 4,075     $6,876     $853
                                                             ======      =====     ====

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

     The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                      1997      1996      1995
                                                                      -----     -----     -----
Statutory federal tax rate..........................................   34.0%    (34.0%)   (34.0%)
Valuation allowance.................................................  (33.6)     32.2      34.0
Foreign tax withholding.............................................   23.1     (22.9)     (1.9)
                                                                      -----     -----     -----
                                                                       23.5%    (24.7%)    (1.9%)

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 1997 and 1996, are presented as follows:

                                                                       MARCH 31,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Deferred tax asset:
          Depreciation and amortization........................  $  2,452     $  2,232
          Accrued expenses and reserves........................     2,880        1,058
          Deferred revenue.....................................     4,813       18,848
          Deferred research and development costs..............     5,260        5,089
          Net operating loss carryforwards.....................    30,581       26,194
          Tax credit carryforwards.............................    21,340       12,815
                                                                 --------     --------
        Total gross deferred tax assets........................    67,326       66,236
        Less valuation allowance...............................   (67,326)     (66,236)
                                                                 --------     --------
        Net deferred tax assets................................  $     --     $     --
                                                                 ========     ========

     The valuation allowance increased $1.1 million in the year ended March 31, 1997. Approximately $0.6 million of the valuation allowance is related to benefits associated with employee stock options which will be allocated to equity when realized.

     As of March 31, 1997, the Company had cumulative federal net operating loss carryforwards of approximately $90.3 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal years 2008 through 2011. There is no California net operating loss, primarily due to capitalization of research and development costs for California purposes.

     As of March 31, 1997, the Company had unused research and development tax credits of approximately $4.9 million and $4.6 million available to reduce future federal and California income taxes, respectively, expiring through fiscal year 2012. The Company also had foreign tax credits of approximately $11.0 million available to reduce future federal income taxes, expiring through fiscal year 2002. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carryforward indefinitely.

L. LEASE COMMITMENTS

     The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Lease payments for the periods ended March 31, 1997, 1996 and 1995 were $2.0 million, $1.7 million and $1.9 million, respectively.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

     The Company has entered into various capital lease agreements for computer equipment and furniture. The typical lease period is 24 to 36 months. Lease payments for the fiscal years ended March 31, 1997, 1996 and 1995 were $1.9 million, $2.3 million, and $1.3 million, respectively.

     Future minimum lease payments are as follows:

                                                                   CAPITAL     OPERATING
                                MARCH 31,                          LEASES       LEASES
        ---------------------------------------------------------  -------     ---------
                                                                      (IN THOUSANDS)
        1998.....................................................  $ 1,179      $ 1,729
        1999.....................................................      395          784
        2000.....................................................       --          237
        2001.....................................................       --          179
                                                                    ------       ------
        Total minimum lease payments.............................    1,574      $ 2,929
                                                                                 ======
        Less amount representing interest........................      156
                                                                    ------
        Present value of minimum lease payments..................    1,418
        Less current portion.....................................      807
                                                                    ------
        Total long-term obligations..............................  $   611
                                                                    ======

M. RELATED PARTY TRANSACTIONS

     During the years ended March 31, 1997, 1996 and 1995 the Company recognized $78.2 million, $26.2 million and $12.1 million of revenue, respectively, from certain stockholders, primarily Matsushita. At March 31, 1997 and 1996, $0.8 million and $1.7 million, respectively, were due from these stockholders.

     As of March 31, 1997 and 1996, the Company had deferred revenue of $12.0 million and $46.1 million, respectively, from certain stockholders.

     During the years ended March 31, 1997, 1996 and 1995 the Company acquired $0.5 million, $1.1 million and $0.6 million, respectively, of inventory, prototype materials and engineering services from certain stockholders. At March 31, 1996, $0.5 million was due to these stockholders; no outstanding balance was due to these stockholders as of March 31, 1997. Additionally, at March 31, 1997 and 1996, $2.9 million and $5.1 million, respectively, were due to certain stockholders under incentive programs, described in Note I, "Incentive and Promotional Programs."

N. CONCENTRATION OF CREDIT RISK

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

     Credit risk in receivables is limited to distributors, software developers, software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers' financial condition and requires prepayments when deemed necessary.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

O. ACQUISITIONS

  New World Computing, Inc.

     In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. Subsequent to the asset purchase, the Company created a production unit using the New World Computing brand name. As consideration for the purchase, the Company issued approximately 1 million shares of its common stock to the parent of NWC, NTN Communications, Inc. ("NTN"). In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the Company's stock issued in the transaction fell below an amount equal to approximately $10 per share during a period following the closing date (the "Purchase Price Guarantee"); as of March 31, 1997 the Company paid approximately $5.0 million to NTN. This payment represents the total amount due to NTN under the terms of the asset purchase agreement and, as such, the Company has no further obligations to NTN under the Purchase Price Guarantee. The Company recorded the purchase in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter of fiscal year 1997 for $7.7 million representing the amount of the purchase price assigned to in-process research and development. At the time, the entire purchase was booked at the guaranteed purchase price. As a result, the one time payment of approximately $5.0 million has no impact on the Company's income statement for fiscal year ended March 31, 1997. Also included as part of the purchase price were intangibles valued at $3.1 million, to be amortized on a straight line basis over a period of one to five years. As of March 31, 1997, intangible assets, net of amortization, were $2.2 million.

     The results of operations of NWC have been included in the Company's results of operations since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company and New World Computing for the years ended March 31, 1997, and 1996, with pro forma adjustments as if the acquisition had been consummated as of the beginning of the periods presented.

                                                                    FOR YEARS ENDED
                                                                       MARCH 31,
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        Pro forma financial information:
          Revenue..............................................   $93,191     $ 43,836
          Net income (loss)....................................   $11,678     $(35,208)
          Net Income (loss) per share..........................   $  0.40     $  (1.33)

  Archetype Interactive Corporation

     In May 1996, the Company acquired all the outstanding stock of Archetype Interactive Corporation, a software developer of a multi user role playing game designed to be played over the internet, from its shareholders in a tax-free reorganization which has been accounted for using the "pooling-of-interests" method of accounting. The Company issued 592,000 shares of its common stock in connection with this transaction.

     The results of operations of Archetype Interactive Corporation prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been presented.

  Cyclone Studios

     In December 1995, the Company acquired all the assets and assumed certain liabilities of Cyclone Studios, a software developer. Consideration for the purchase consisted of cash, stock, other consideration, and potential future consideration based upon the financial performance of the resulting new division. A portion of

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1997, 1996, AND 1995

the purchase price was expensed as acquired in-process research and development. This transaction has been accounted for using the purchase method of accounting. In addition, the Board of Directors granted options to purchase 200,000 shares of the Company's common stock to former employees and officers of Cyclone Studios. These options were granted under the 1993 Incentive Stock Plan and become vested upon the earlier of (a) the achievement of certain financial performance milestones or (b) December 31, 2005. These options have an exercise price of $10.125 per share (see Note F, "Stock Plans," for subsequent repricing information), equal to the fair market value of the Company's common stock on the date of grant.

     The results of operations of Cyclone Studios prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been disclosed.

P. EXPORT SALES

     The Company had export sales, primarily to Japan and the United Kingdom, of approximately $0.6 million, $7.0 million, and $17.1 million for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

Q. SUBSEQUENT EVENTS

     On June 23, 1997, the Company sold most of the assets of the Company's hardware systems group, including intellectual properties and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million. As part of the sale agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with Matsushita. CagEnt will also acquire the Company's video encoder business as part of the transaction.

     Neither the Samsung Agreement, nor any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with CagEnt's subcontracted assistance, will successfully complete the deliverables pursuant to the M2 Agreement. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company and their ages as of March 31, 1997, are as follows:

       NAME              AGE                             POSITION
-------------------      ---       -----------------------------------------------------
Trip Hawkins             43        Chairman of the Board and Chief Executive Officer
Hugh C. Martin           43        President and Director
James Alan Cook          47        Executive Vice President, General Counsel and
                                   Secretary
Robert B. Faber          36        Managing Director, 3DO Europe Ltd.
Tobin E. Farrand         36        Senior Vice President, Engineering
Robert A. Lindsey        45        Senior Vice President, Marketing and General Manager,
                                   Studio 3DO
John A. Orcutt           44        Senior Vice President, Business Operations
Vinod Khosla(1)          42        Director
Charles S. Paul(1)       47        Director

---------------

(1) Member of Audit Committee and Compensation Committee.

     Mr. Hawkins, the founder of the Company, has been Chairman of the Board and Chief Executive Officer of the Company since September 1991. He also served as President of the Company from September 1991 until October 1995, and he served as Secretary from September 1991 through February 1993. From August 1982 to December 1990, Mr. Hawkins served as president of Electronic Arts. He served as the chief executive officer of Electronic Arts from August 1982 until May 1991, and was chairman of its board of directors from August 1982 until July 1994. Prior to founding Electronic Arts, Mr. Hawkins was a director of marketing at Apple. Mr. Hawkins' term as a director expires at the 1998 Annual Meeting of Stockholders.

     Mr. Martin became President of the Company in October 1995 and was appointed to the Board of Directors in April 1996. He previously served as the Company's Chief Operating Officer from January 1993 until October 1995 and had been the Company's Senior Vice President, Engineering and Operations from May 1992 until January 1993. From March 1988 to April 1992, he served as a director and then a senior director of Apple. Previously, Mr. Martin co-founded and served as the vice president and chief development officer of Ridge Computers, where he co-designed one of the industry's first commercial RISC processors. Mr. Martin's term as a director expires at the 1998 Annual Meeting of Stockholders.

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

     Mr. Faber became Managing Director of 3DO Europe Ltd. in August 1994 and had been Senior Vice President, Sales and Marketing since January 1993. He served as Vice President, Sales and Marketing from June 1992 to January 1993. From October 1991 to June 1992, he served as vice president of strategic planning and new business development for the Simon & Schuster Technology Group, a publishing division of Paramount Communications, Inc. From January 1991 to September 1991, he was a vice president of marketing of Worlds of Wonder. From November 1985 to January 1991, Mr. Faber was employed by NEC Technologies, a subsidiary of NEC Corporation of Japan, most recently as an assistant vice president of software marketing.

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

     Mr. Lindsey became Senior Vice President, Marketing and General Manager, Studio 3DO in December 1994. From April 1993 to December 1994 he was group director of marketing at Sega of America. Prior to Sega, he served as vice president of sales and marketing at Strategic Simulations, Inc. from September 1989 to March 1993. From 1985 to 1988 he was director of software development, and from 1988 to 1989 he was director of business development at Epyx. Mr. Lindsey was appointed to the board of directors of the Interactive Digital Software Association in March 1996.

     Mr. Orcutt became Senior Vice President, Business Operations in December 1994. Previously, he was president and CEO at Nomadic Systems (subsequently named SmartDelta, Inc.) from August 1993 to December 1994 and vice president, sales and marketing from November 1991 to August 1993. SmartDelta, Inc. filed for Chapter 7 bankruptcy on February 1, 1996, in U.S. bankruptcy Court, Northern District of California. From January 1988 to November 1991, Mr. Orcutt served as vice president and general manager of the Distributed Systems Division at Unisys/Convergent Technologies and president of its Open Systems subsidiary.

     Mr. Khosla has been a director of the Company since September 1991. He has been a general partner of Kleiner Perkins Caufield & Byers since November 1987. Mr. Khosla is also a director of PictureTel Corporation, a manufacturer of video teleconferencing equipment, Spectrum HoloByte, Inc., a publisher of interactive games, and Excite, Inc., an Internet search engine provider. Mr. Khosla's term as a director expires at the 1997 Annual Meeting of Stockholders.

     Mr. Paul has been a director of the Company since April 1992. Since March 1996, he has been chairman and chief executive officer of Sega GameWorks LLC, a joint venture between Sega Enterprises, MCA Inc, and DreamWorks LLC. From 1989 to 1996, he served as a director and executive vice president of MCA Inc., an entertainment company. From 1985 to 1989, he served as a vice president of MCA Inc. Mr. Paul is also a director of National Golf Properties, a real estate investment trust, and Interplay Productions, a software development company. Mr. Khosla's term as a director expires at the 1999 Annual Meeting of Stockholders.

     Mr. Hawkins and Mr. Orcutt each had one transaction during the fiscal year that was not reported in a timely manner to the Securities and Exchange Commission. All other executive officers, directors and holders of more than 10% of the Company's Common Stock ("Section 16 Persons") reported all transactions in the Company's Common Stock in filings with the Securities Exchange Commission ("SEC") as required under Section 16(a) of the Securities Exchange Act of 1934 .

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

     Summary Compensation Table. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively the "Named Officers") during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                              ANNUAL COMPENSATION       COMPENSATION
            NAME AND              FISCAL     ----------------------     OPTIONS/SAR         ALL OTHER
       PRINCIPAL POSITION          YEAR       SALARY         BONUS           #             COMPENSATION(1)
--------------------------------  ------     --------       -------     ------------       ------------
Trip Hawkins                      1997       $295,000       $35,128       2,620,000(3)       $    720
  Chairman and Chief              1996       $290,042            --          50,000          $    720
  Executive Officer(2)            1995       $270,923            --         510,000(4)       $    750
Hugh C. Martin                    1997       $288,750       $27,611       1,096,000(5)       $421,033(6)
  President and Director          1996       $270,800            --          80,000          $197,206(7)
                                  1995       $230,308            --         101,000(8)       $    720
James Alan Cook                   1997       $243,552       $20,408         738,000(9)       $    701
  Executive Vice President,       1996       $226,237            --          68,000          $    630
  General Counsel, and            1995       $200,577            --          38,000(10)      $    642
  Secretary
Robert B. Faber                   1997       $239,792(11)   $16,709         152,000(12)      $ 54,284(13)
  Managing Director,              1996       $286,070(11)        --          18,000          $247,530(14)
  3DO Europe Ltd.                 1995       $267,527(11)        --          28,000(15)      $    510
Tobin E. Farrand                  1997       $236,448       $14,425         368,000(16)      $139,672(17)
  Senior Vice President,          1996       $185,866            --          68,000          $    530
  Engineering                     1995       $167,077            --          44,000(18)      $    504

---------------

 (1) The amounts represent premiums paid by the Company for group term life insurance.

 (2) See "Employment Contract" below.

 (3) Includes 500,000 options (see footnote 4) that were originally granted in fiscal year 1994, 10,000 options that were originally granted in fiscal year 1995 at $11.00 per share, and 50,000 options that were originally granted in fiscal year 1996 at $11.875 per share that in fiscal year 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

 (4) Includes 500,000 options originally granted in fiscal year 1994 at $25.75 per share that in fiscal year 1995 were exchanged for new options at $9.875 per share, after Mr. Hawkins agreed to certain adjustments to the option vesting schedule.

 (5) Includes 75,000 options granted in fiscal year 1995 at $9.875 per share (see footnote 8), 8,000 options granted in fiscal year 1995 at $10.75 per share (see footnote 8), 10,000 options granted in fiscal year 1995 at $11.00 per share, 20,000 options granted in fiscal year 1996 at $11.875 per share, and 60,000 options granted in fiscal year 1996 at $11.50 per share that in fiscal year 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedules. Also includes 250,000 options granted in fiscal year 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule.

 (6) Includes a gain of $420,313 realized upon the sale of shares acquired through the exercise of incentive stock options.

 (7) Includes a gain of $196,500 realized upon the sale of shares acquired through the exercise of incentive stock options.

 (8) Includes 75,000 options originally granted in fiscal year 1994 at $25.75 per share that in 1995 were exchanged for new options at $9.875 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule; and includes 8,000 options originally granted in fiscal year 1995 at $14.50 per share that in fiscal year 1995 were exchanged for new options at $10.75 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule.

 (9) Includes 4,000 options granted in fiscal 1995 at $9.875 per share (see footnote 10), 12,000 options granted in fiscal year 1995 at $10.75 per share (see footnote 10), 10,000 options granted in fiscal year 1995 at $11.00 per share, 28,000 options granted in fiscal year 1996 at $11.875 per share, and 40,000 options granted in fiscal year 1996 at $11.50 per share that in fiscal year 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedules. Also includes 150,000 options granted in fiscal year 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule.

(10) Includes 4,000 options originally granted in fiscal year 1994 at $25.75 per share that in fiscal year 1995 were exchanged for new options at $9.875 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule; and includes 12,000 options originally granted in fiscal year 1995 at $14.50 per share that in fiscal year 1995 were exchanged for new options at $10.75 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule.

(11) This amount includes compensation and expenses related to Mr. Faber's overseas assignment.

(12) Includes 4,000 options granted in fiscal year 1995 at $9.875 per share (see footnote 15), 10,000 options granted in fiscal year 1995 at $10.75 per share (see footnote 15), 4,000 options granted in fiscal year 1995 at $11.00 per share, 8,000 options granted in fiscal year 1996 at $11.875 per share, and 10,000 options granted in fiscal year 1996 at $11.875 per share that in fiscal year 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedules. Also includes 40,000 options granted in fiscal year 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedule.

(13) Includes a gain of $53,715 realized upon the sale of shares acquired through the exercise of incentive stock options and shares purchased through the Employee Stock Purchase Plan.

(14) Includes a gain of $246,992 realized upon the sale of shares acquired through the exercise of incentive stock options and shares purchased through the Employee Stock Purchase Plan.

(15) Includes 4,000 options originally granted in fiscal year 1994 at $25.75 per share that in fiscal year 1995 were exchanged for new options at $9.875 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedule; and includes 10,000 options originally granted in fiscal year 1995 at $14.50 per share that in fiscal year 1995 were exchanged for new options at $10.75 per share, after Mr. Faber agreed to certain adjustments to the option vesting schedule.

(16) Includes 20,000 options granted in fiscal year 1995 at $9.875 per share (see footnote 18), 8,000 options granted in fiscal year 1995 at $10.75 per share (see footnote 18), 4,000 options granted in fiscal year 1995 at $11.00 per share, 28,000 options granted in fiscal year 1996 at $11.875 per share, and 40,000 options granted in fiscal year 1996 at $11.50 per share that in fiscal year 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedules. Also includes 80,000 options granted in fiscal year 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedule.

(17) Includes a gain of $138,991 realized upon the sale of shares acquired through the exercise of incentive stock options.

(18) Includes 20,000 options originally granted in fiscal year 1994 at $25.75 per share that in fiscal year 1995 were exchanged for new options at $9.875 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedule; and includes 8,000 options originally granted in fiscal year 1995 at $14.50 per share that in fiscal year 1995 were exchanged for new options at $10.75 per share, after Mr. Farrand agreed to certain adjustments to the option vesting schedule.

     Employment Contract. On September 30, 1991, Mr. Hawkins entered into a five-year employment agreement with the Company that currently provides for an annual base salary of $295,000, a bonus payable in the discretion of the Board of Directors, and salary and bonus reviews at least annually. The agreement, as amended to date, provides that Mr. Hawkins' optioned shares shall continue to vest in accordance with their applicable vesting schedules, provided that Mr. Hawkins devotes at least fifty percent (50%) of his business efforts and time to the Company, and provided further that he is not employed by any third party during that time period. In the event Mr. Hawkins' employment is terminated without cause after a change in control of the Company, Mr. Hawkins will become fully vested in his shares.

     Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 1997. The table also sets forth hypothetical gains or "opinion spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED ANNUAL
                                                                                              RATE OF STOCK PRICE
                                             % OF TOTAL                                     APPRECIATION FOR OPTION
                                          OPTIONS GRANTED   EXERCISE PRICE                         TERM (4)
                        OPTIONS GRANTED   TO EMPLOYEES IN     PER SHARE      EXPIRATION     -----------------------
         NAME               (1)(2)          FISCAL YEAR          (2)            DATE            5%          10%
----------------------- ---------------   ----------------  --------------   ----------     ----------   ----------
Trip Hawkins
  New Options..........     500,000            3.14%            $ 8.25        04/09/06      $2,594,190   $6,574,188
                            500,000            3.14%            $ 5.00        02/04/07      $1,572,237   $3,984,356
  Repriced
    Options(3).........     500,000            3.14%            $ 8.25        04/09/06      $2,594,190   $6,574,188
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                             40,000            0.25%            $ 8.25        04/09/06      $  207,535   $  525,935
                            500,000            3.14%            $ 5.50        10/10/06      $1,729,460   $4,382,792
                            500,000            3.14%            $ 5.50        10/10/06      $1,729,460   $4,382,792
                             10,000            0.06%            $ 5.50        10/10/06      $   34,589   $   87,656
                             10,000            0.15%            $ 5.50        10/10/06      $   34,589   $   87,656
                             40,000            0.25%            $ 5.50        10/10/06      $  138,357   $  350,623
Hugh C. Martin
  New Options..........     250,000            1.57%            $ 8.25        04/09/06      $1,297,095   $3,287,094
                            250,000            1.57%            $ 5.50        02/04/07      $  786,118   $1,992,178
  Repriced
    Options(3).........      75,000            0.47%            $ 8.25        04/09/06      $  389,129   $  986,128
                              8,000            0.05%            $ 8.25        04/09/06      $   41,507   $  105,187
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                             20,000            0.13%            $ 8.25        04/09/06      $  103,768   $  262,968
                             60,000            0.38%            $ 8.25        04/09/06      $  311,303   $  788,903
                            250,000            1.57%            $ 5.50        10/10/06      $  864,730   $2,191,396
                             75,000            0.47%            $ 5.50        10/10/06      $  259,419   $  657,419
                              8,000            0.05%            $ 5.50        10/10/06      $   27,671   $   70,125
                             10,000            0.06%            $ 5.50        10/10/06      $   34,589   $   87,656
                             20,000            0.13%            $ 5.50        10/10/06      $   69,179   $  175,312
                             60,000            0.38%            $ 5.50        10/10/06      $  207,536   $  525,936
James Alan Cook New
  Options..............     150,000            0.94%            $ 8.25        04/09/06      $  778,257   $1,972,256
                            250,000            1.57%            $ 5.00        02/04/07      $  786,118   $1,992,178

                                                                                             POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED ANNUAL
                                                                                              RATE OF STOCK PRICE
                                             % OF TOTAL                                     APPRECIATION FOR OPTION
                                          OPTIONS GRANTED   EXERCISE PRICE                         TERM (4)
                        OPTIONS GRANTED   TO EMPLOYEES IN     PER SHARE      EXPIRATION     -----------------------
         NAME               (1)(2)          FISCAL YEAR          (2)            DATE            5%          10%
----------------------- ---------------   ----------------  --------------   ----------     ----------   ----------
  Repriced
    Options(3).........       4,000            0.03%            $ 8.25        04/09/06      $   20,754   $   52,594
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                             12,000            0.08%            $ 8.25        04/09/06      $   62,261   $  157,781
                             40,000            0.25%            $ 8.25        04/09/06      $  207,535   $  525,935
                             28,000            0.18%            $ 8.25        04/09/06      $  145,275   $  368,155
                            150,000            0.94%            $ 5.50        10/10/06      $  518,838   $1,314,838
                              4,000            0.03%            $ 5.50        10/10/06      $   13,836   $   35,062
                             10,000            0.06%            $ 5.50        10/10/06      $   34,589   $   87,656
                             12,000            0.08%            $ 5.50        10/10/06      $   41,507   $  105,187
                             40,000            0.25%            $ 5.50        10/10/06      $  138,357   $  350,624
                             28,000            0.18%            $ 5.50        10/10/06      $   96,849   $  245,437
Robert B. Faber
  New Options..........      40,000            0.25%            $ 8.25        04/09/06      $  207,535   $  525,935
  Repriced
    Options(3).........       4,000            0.03%            $ 8.25        04/09/06      $   20,754   $   52,594
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                              4,000            0.03%            $ 8.25        04/09/06      $   20,754   $   52,594
                              8,000            0.05%            $ 8.25        04/09/06      $   41,507   $  105,187
                             10,000            0.06%            $ 8.25        04/09/06      $   51,884   $  131,484
                             40,000            0.25%            $ 5.50        10/10/06      $  138,357   $  350,623
                              4,000            0.03%            $ 5.50        10/10/06      $   13,836   $   35,062
                             10,000            0.06%            $ 5.50        10/10/06      $   34,589   $   87,656
                              4,000            0.03%            $ 5.50        10/10/06      $   13,836   $   35,062
                              8,000            0.05%            $ 5.50        10/10/06      $   27,671   $   70,125
                             10,000            0.06%            $ 5.50        10/10/06      $   34,589   $   87,656
Tobin E. Farrand
  New Options..........      80,000            0.50%            $ 8.25        04/09/06      $  415,070   $1,051,870
  Repriced
    Options(3).........      20,000            0.13%            $ 8.25        04/09/06      $  103,768   $  262,968
                              8,000            0.05%            $ 8.25        04/09/06      $   41,507   $  105,187
                             40,000            0.25%            $ 8.25        04/09/06      $  207,536   $  525,935
                              8,000            0.05%            $ 8.25        04/09/06      $   41,507   $  105,187
                             28,000            0.18%            $ 8.25        04/09/06      $  145,275   $  368,155
                             80,000            0.50%            $ 5.50        10/10/06      $  276,714   $  701,247
                             20,000            0.13%            $ 5.50        10/10/06      $   69,178   $  175,312
                              8,000            0.05%            $ 5.50        10/10/06      $   27,671   $   70,125
                             40,000            0.25%            $ 5.50        10/10/06      $  138,357   $  350,623
                              8,000            0.05%            $ 5.50        10/10/06      $   27,671   $   70,125
                             28,000            0.18%            $ 5.50        10/10/06      $   96,849      245,437

---------------

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

(2) On April 11, 1997, the Board of Directors authorized the exchange of all options (including those held by the individuals listed in the above table) with an exercise price exceeding $3.25 per share for options with an exercise price of $3.25 per share, provided the optionee agreed to certain adjustments to the option vesting schedule.

(3) On April 9, 1996, the Board of Directors authorized the exchange of all options (including those held by the individuals listed in the above table) with an exercise price exceeding $8.25 per share for options with an exercise price of $8.25 per share, provided the optionee agreed to certain adjustments to the option vesting schedule. On October 10, 1996, the Board of Directors authorized the exchange of all options (including those held by the individuals listed in the above table) with an exercise price exceeding $5.50 per share for options with an exercise price of $5.50 per share, provided the optionee agreed to certain adjustments to the option vesting schedule.

(4) The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future Common Stock prices.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF                   VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS              IN-THE MONEY OPTIONS
                                                              AT MARCH 31, 1997                 AT MARCH 31, 1997
                            ACQUIRED        VALUE       -----------------------------     -----------------------------
          NAME             ON EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------  -----------     --------     -----------     -------------     -----------     -------------
Trip Hawkins.............         --             --       324,167         1,235,833               --              --
Hugh C. Martin...........    100,000       $420,313       143,019           609,981        $ 190,208         $15,792
James Alan Cook..........         --             --       109,988           484,012        $  52,096         $10,404
Robert B. Faber..........     35,000       $148,088        12,449            73,551        $  13,426         $12,324
Tobin E. Farrand.........     33,000       $138,991        37,387           153,613        $   4,333         $12,642

OPTION REPRICING

     The following report is provided to stockholders by the members of the Compensation Committee of the Board of Directors.

     The Compensation Committee (the "Committee") grants stock options in order to directly link a significant portion of each executive's total compensation to the long-term interests of shareholders. The Committee believes that stock options encourage superior performance over time. In order to attract and retain qualified employees, the Committee felt it necessary to adjust the exercise price on previously granted options so that the new exercise price would more closely approximate the market price, and therefore provide greater incentive to the Company's employees. Consequently, on April 9, 1996, the Committee exchanged all outstanding options with an exercise price greater than $8.25 (the then prevailing market price) for options with an exercise price of $8.25, provided the optionee agreed to adjustments in the vesting schedule. On October 10, 1996, the Committee exchanged all outstanding options with an exercise price greater than $5.50 (the then prevailing market price) for options with an exercise price of $5.50, again provided the optionee agreed to adjustments in the vesting schedule. Subsequently, on April 11, 1997, the Committee exchanged all outstanding options with an exercise price greater than $3.25 (the then prevailing market price) for options with an exercise price of $3.25, again provided the optionee to adjustments in the vesting schedule. The following table sets forth certain information concerning option repricing activity.

                           TEN YEAR OPTION REPRICINGS

                                                       MARKET                                      LENGTH OF
                                          NUMBER      PRICE OF      EXERCISE                       ORIGINAL
                                            OF        STOCK AT      PRICE AT        NEW           OPTION TERM
                             DATE OF      OPTIONS      TIME OF       TIME OF      EXERCISE          AT TIME
           NAME             REPRICING     REPRICED    REPRICING     REPRICING      PRICE         OF REPRICING
--------------------------  ---------     -------     ---------     ---------     --------     -----------------
Trip Hawkins..............  05/20/94      500,000      $ 9.875       $25.750      $ 9.875       9 Years 232 Days
                            04/09/96      500,000      $ 8.250       $ 9.875      $ 8.250       7 Years 273 Days
                            04/09/96      10,000       $ 8.250       $11.000      $ 8.250       8 Years 251 Days
                            04/09/96      40,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      10,000       $ 8.250       $11.875      $ 8.250       9 Years 173 Days
                            10/10/96      500,000      $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96      500,000      $ 5.500       $ 8.250      $ 5.500        7 Years 89 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500        8 Years 67 Days
                            10/10/96      40,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500       8 Years 354 Days
Hugh C. Martin............  05/20/94      75,000       $ 9.875       $25.750      $ 9.875       9 Years 279 Days
                            04/09/96      75,000       $ 8.250       $ 9.875      $ 8.250        8 Years 41 Days
                            12/14/94       8,000       $10.750       $14.500      $10.750       9 Years 231 Days
                            04/09/96       8,000       $ 8.250       $10.750      $ 8.250       8 Years 249 Days
                            04/09/96      10,000       $ 8.250       $11.000      $ 8.250       8 Years 251 Days
                            04/09/96      20,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      60,000       $ 8.250       $11.500      $ 8.250       9 Years 124 Days
                            10/10/96      250,000      $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96      75,000       $ 5.500       $ 8.250      $ 5.500       7 Years 136 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500       7 Years 296 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500        8 Years 67 Days
                            10/10/96      20,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96      60,000       $ 5.500       $ 8.250      $ 5.500       8 Years 305 Days
James Alan Cook...........  05/20/94       4,000       $ 9.875       $25.750      $ 9.875       9 Years 279 Days
                            04/09/96       4,000       $ 8.250       $ 9.875      $ 8.250       7 Years 320 Days
                            12/14/94      12,000       $10.750       $14.500      $10.750       9 Years 231 Days
                            04/09/96      12,000       $ 8.250       $10.750      $ 8.250       8 Years 249 Days
                            04/09/96      10,000       $ 8.250       $11.000      $ 8.250       8 Years 251 Days
                            04/09/96       8,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      20,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      40,000       $ 8.250       $11.500      $ 8.250       9 Years 124 Days
                            10/10/96      150,000      $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       4,000       $ 5.500       $ 8.250      $ 5.500       7 Years 136 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500        9 Years 67 Days
                            10/10/96      12,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96      40,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96      20,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days

                                                       MARKET                                      LENGTH OF
                                          NUMBER      PRICE OF      EXERCISE                       ORIGINAL
                                            OF        STOCK AT      PRICE AT        NEW           OPTION TERM
                             DATE OF      OPTIONS      TIME OF       TIME OF      EXERCISE          AT TIME
           NAME             REPRICING     REPRICED    REPRICING     REPRICING      PRICE         OF REPRICING
--------------------------  ---------     -------     ---------     ---------     --------     -----------------
Robert B. Faber...........  05/20/94       4,000       $ 9.875       $25.750      $ 9.875       9 Years 279 Days
                            04/09/96       4,000       $ 8.250       $ 9.875      $ 8.250       7 Years 320 Days
                            12/14/94      10,000       $10.750       $14.500      $10.750       9 Years 231 Days
                            04/09/96      10,000       $ 8.250       $10.750      $ 8.250       8 Years 249 Days
                            04/09/96       4,000       $ 8.250       $11.000      $ 8.250       8 Years 251 Days
                            04/09/96       8,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      10,000       $ 8.250       $11.875      $ 8.250       9 Years 173 Days
                            10/10/96      40,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       4,000       $ 5.500       $ 8.250      $ 5.500       7 Years 136 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500       7 Years 296 Days
                            10/10/96       4,000       $ 5.500       $ 8.250      $ 5.500        8 Years 67 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96      10,000       $ 5.500       $ 8.250      $ 5.500       8 Years 354 Days
Tobin E. Farrand..........  05/20/94      20,000       $ 9.875       $25.750      $ 9.875       9 Years 279 Days
                            04/09/96      20,000       $ 8.250       $ 9.875      $ 8.250       7 Years 320 Days
                            12/14/94       8,000       $10.750       $14.500      $10.750       9 Years 231 Days
                            04/09/96       8,000       $ 8.250       $10.750      $ 8.250       8 Years 249 Days
                            04/09/96       8,000       $ 8.250       $11.000      $ 8.250       8 Years 251 Days
                            04/09/96      20,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96       8,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      40,000       $ 8.250       $11.500      $ 8.250       9 Years 124 Days
                            10/10/96      80,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96      20,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500        8 Years 67 Days
                            10/10/96      40,000       $ 5.500       $ 8.250      $ 5.500       8 Years 305 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500       7 Years 296 Days
                            10/10/96      20,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96       8,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
Robert A. Lindsey.........  04/09/96      50,000       $ 8.250       $ 9.750      $ 8.250       8 Years 270 Days
                            04/09/96       6,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      44,000       $ 8.250       $11.500      $ 8.250       9 Years 124 Days
                            10/10/96      60,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       6,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96      50,000       $ 5.500       $ 8.250      $ 5.500        8 Years 86 Days
                            10/10/96      44,000       $ 5.500       $ 8.250      $ 5.500       8 Years 305 Days
John A. Orcutt............  04/09/96      75,000       $ 8.250       $ 9.750      $ 8.250       8 Years 270 Days
                            04/09/96       5,000       $ 8.250       $11.875      $ 8.250        9 Years 47 Days
                            04/09/96      20,000       $ 8.250       $11.500      $ 8.250       9 Years 124 Days
                            10/10/96      30,000       $ 5.500       $ 8.250      $ 5.500       9 Years 181 Days
                            10/10/96       5,000       $ 5.500       $ 8.250      $ 5.500       8 Years 228 Days
                            10/10/96      75,000       $ 5.500       $ 8.250      $ 5.500        8 Years 67 Days
                            10/10/96      20,000       $ 5.500       $ 8.250      $ 5.500       8 Years 305 Days

                                          Respectfully submitted,

                                          Vinod Khosla
                                          Charles S. Paul

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 31, 1997, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers serving in that capacity as of March 31, 1997 (together, the "named Officers") and (iv) all executive officers and directors as a group.

                                                                          SHARES BENEFICIALLY
                                                                               OWNED(1)
                      FIVE PERCENT STOCKHOLDERS,                         ---------------------
                   DIRECTORS AND EXECUTIVE OFFICERS                       NUMBER       PERCENT
-----------------------------------------------------------------------  ---------     -------
Matsushita Electric Industrial Co., Ltd................................  3,214,285       11.1
  1066 Kadoma
  Osaka 571, Japan
J & W Seligman & Co., Incorporated.....................................  2,962,600       10.4
  100 Park Avenue
  New York, New York 10017
Trip Hawkins...........................................................  2,585,402(2)     9.1
  600 Galveston Drive
  Redwood City, California 94063
Electronic Arts, Inc...................................................  2,013,668        7.1
  1450 Fashion Island Boulevard
  San Mateo, California 94404
Vinod Khosla...........................................................     75,863(3)       *
Charles S. Paul........................................................     11,000(4)       *
Hugh C. Martin.........................................................    153,931(5)       *
James Alan Cook........................................................    123,203(6)       *
Robert B. Faber........................................................     90,223(7)       *
Tobin E. Farrand.......................................................     42,949(8)       *
All executive officers and directors as a group (9 persons)............  3,172,392(9)    11.2

---------------

 *  Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 341,499 shares subject to an option exercisable within 60 days of March 31, 1997.

(3) Includes 16,000 shares held by Mr. Khosla's wife, Neeru Khosla. Also includes 11,000 shares subject to an option exercisable within 60 days of March 31, 1997.

(4) Includes 11,000 shares subject to an option exercisable within 60 days of March 31, 1997.

(5) Includes 153,931 shares subject to an option exercisable within 60 days of March 31, 1997.

(6) Includes 115,739 shares subject to an option exercisable within 60 days of March 31, 1997.

(7) Includes 16,823 shares subject to an option exercisable within 60 days of March 31, 1997.

(8) Includes 42,949 shares subject to an option exercisable within 60 days of March 31, 1997.

(9) Includes shares held beneficially by executive officers and directors as shown in the foregoing table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

                                                                        PAGE(S)
                                                                          IN
                                                                       FORM 10-K
                                                                       ---------
  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      Independent Auditors' Report...................................   29
      Consolidated Balance Sheets at March 31, 1997 and 1996.........   30
      Consolidated Statements of Operations for the years ended March
        31, 1997, 1996 and 1995......................................   31
      Consolidated Statements of Stockholders' Equity (Deficit) for
        the years ended March 31, 1997, 1996 and 1995................   32
      Consolidated Statements of Cash Flows for the years ended March
        31, 1997, 1996 and 1995......................................   33
      Notes to Consolidated Financial Statements.....................   34-46
  2.  FINANCIAL STATEMENT SCHEDULES
      Information required by this Item is included in the Notes to
        Consolidated Financial Statements.
  3.  EXHIBITS

     The following exhibits are filed as part of, or incorporated by reference into, this report:

NUMBER                                      EXHIBIT TITLE
------         ------------------------------------------------------------------------
2.01      --   Contribution Agreement dated as of March 4, 1993 by and among the
               Registrant, the 3DO Company, a California corporation, 3DO Merger Sub,
               Technology West Partners, L.P., the shareholders of NTG, Inc. and NTG
               Engineering, Inc.(2)
3.03      --   Registrant's Restated Certificate of Incorporation.(10)
3.04      --   Registrant's Delaware Bylaws, as amended.(10)
4.01      --   Form of Specimen Certificate for Registrant's Common Stock.(2)
4.02      --   Fourth Stockholders' Rights Agreement, dated as of February 1, 1995, between the Registrant and various investors.
10.01     --   Series A Preferred Stock Exchange Agreement between the Registrant and
               Electronic Arts Inc. dated as of September 30, 1991.(2)
10.02     --   Series A Preferred Stock Purchase Agreement by and among the Registrant and Kleiner Perkins Caufield & Byers V, KPCB Zaibatsu Fund I, Technology
               Partners West, Fund IV, and Time Warner Enterprises, Inc. dated as of
               September 30, 1991.(2)
10.03     --   Series A Preferred Stock Purchase Agreement between the Registrant and
               Matsushita Electric Industrial Co., Ltd. dated as of March 24, 1992.(2)
10.04     --   Series B Preferred Stock Purchase Agreement between the Registrant and a group of investors including American Telephone & Telegraph Company,
               Electronic Arts Inc., Toby Farrand, Trip Hawkins, David Horowitz,
               Kleiner Perkins Caufield & Byers V, Matsushita Electric Industrial Co.,
               Ltd., and Time Warner Entertainment Company, L.P., dated as of January
               5, 1993.(1)(2)
10.05     --   Medio Development System License Agreement between the Registrant and
               Electronic Arts Inc. dated as of September 30, 1991, as amended.(1)(2)
10.06     --   Publishing Option Agreement between the Registrant and Electronic Arts
               Inc. dated as of September 30, 1991.(1)(2)
10.07     --   Equipment Transfer and Security Agreement between Electronic Arts Inc.
               and the Registrant dated as of September 30, 1991.(2)

NUMBER                                      EXHIBIT TITLE
------         ------------------------------------------------------------------------
10.08     --   Secured Promissory Note between the Registrant and Electronic Arts Inc.
               dated as of September 30, 1991.(2)
10.09     --   Strategic Contribution and Medio Cable Agreement between the Registrant and Time Warner Enterprises, Inc. as amended through March 31,
               1992.(1)(2)
10.10     --   Strategic Contribution Agreement between the Registrant and Matsushita
               Electric Industrial Co., Ltd. dated April 9, 1992.(1)(2)
10.11     --   Technology Purchase Agreement between the Registrant and Kleiner Perkins
               Caufield & Byers V, NTG Engineering, Inc., David Needle and RJ Mical
               dated as of September 30, 1991.(2)
10.12     --   KPCB Option Agreement among the Registrant and Electronic Arts Inc.,
               Kleiner Perkins Caufield & Byers V and KPCB Zaibatsu Fund I dated as of
               September 30, 1991, as amended.(2)
10.13     --   1991 Incentive Stock Plan of the Registrant.(2)
10.14     --   1993 Incentive Stock Plan of the Registrant.(2)
10.15     --   Form of Restricted Stock Purchase Agreement of the Registrant.(2)
10.16     --   Form of Incentive Stock Option Agreement of the Registrant.(2)
10.17     --   Form of Nonstatutory Stock Option Agreement of the Registrant.(2)
10.18     --   401(k) Plan of the Registrant.(2)
10.19     --   Sublease between NCR Comten, Inc. and the Registrant, for office space at 1820 Gateway Drive, Suite 109, San Mateo, California.(2)
10.20     --   Form of Lease between Golden Century Investment Company, Inc. and the
               Registrant for office space at 1820 Gateway Drive, San Mateo,
               California.(2)
10.21     --   Employment Agreement between the Registrant and William M. Hawkins III dated as of February 1993.(2)
10.21A    --   Amendment to Employment Agreement between the Registrant and William M.
               Hawkins III, dated as of March 22, 1994.(5)
10.22     --   Form of Indemnity Agreement.(2)
10.23     --   Consumer Interactive Multiplayer License Agreement between the
               Registrant and Matsushita Electric Industrial Co., Ltd. dated March 5,
               1993.(1)(2)
10.24     --   Covenant Not to Compete and Non-Solicitation Agreement between the
               Registrant and Dave Needle dated as of March 4, 1993.(2)
10.25     --   Covenant Not to Compete and Non-Solicitation Agreement between the
               Registrant and Dave Morse dated as of March 4, 1993.(2)
10.26     --   Covenant Not to Compete and Non-Solicitation Agreement between the
               Registrant and RJ Mical dated as of March 4, 1993.(2)
10.27     --   Stock Restriction Agreement between the Registrant and Dave Needle dated as of March 4, 1993.(2)
10.28     --   Stock Restriction Agreement between the Registrant and Dave Morse dated as of March 4, 1993.(2)
10.29     --   Stock Restriction Agreement between the Registrant and RJ Mical dated as of March 4, 1993.(2)
10.30     --   Form of Software License Agreement.(2)
10.31     --   Form of Stock Purchase Agreement between the Registrant and William M.
               Hawkins III.(2)

NUMBER                                      EXHIBIT TITLE
------         ------------------------------------------------------------------------
10.32     --   Form of Stock Purchase Agreement between the Registrant and Namco
               Limited.(2)
10.33     --   Letter of Intent dated January 5, 1993 between the Registrant and
               American Telephone & Telegraph Company.(1)(2)
10.34     --   Lease between Seaport Centre Venture Phase I and the Registrant for
               office space at 600 Galveston Drive, Building 5, Redwood City,
               California.(6)
10.34A    --   First Amendment to Lease between Seaport Centre Venture Phase I and the
               Registrant for office space at 600 Galveston Drive, Building 5, Redwood
               City, California.(5)
10.34B    --   Second Amendment to Lease between Seaport Centre Venture Phase I and the
               Registrant for office space at 600 Galveston Drive, Building 5, Redwood
               City, California.(8)
10.35     --   Letter of Intent dated June 1, 1993 between the Registrant and American
               Telephone & Telegraph Company.(3)
10.36     --   Letter between the Registrant and MCA Entertainment, Inc. dated
               September 29, 1993.(1)(5)
10.37     --   Memorandum of Understanding between the Registrant and Creative
               Technology, Ltd. dated March 8, 1994.(1)(5)
10.38     --   Memorandum of Understanding between the Registrant and
               Scientific-Atlanta, Inc. dated December 9, 1993.(1)(5)
10.39     --   Letter of Intent between the Registrant and Matsushita Electric
               Industrial Co., Ltd. dated effective March 3, 1994.(1)(5)
10.40     --   Letter of Agreement between the Registrant and Creative Technology Ltd., dated May 10, 1994.(1)(6)
10.41     --   Supplemental Letter of Agreement between the Registrant and Creative
               Technology Ltd., dated May 27, 1994.(1)(6)
10.42     --   Compact Disc Pressing License Agreement between the 3DO Company and
               Matsushita Electric Industrial Co., Ltd.(1)(7)
10.43     --   Technology Licensing Agreement between the Registrant and Matsushita
               Electric Industrial Co., Ltd., dated December 7, 1995.(1)(9)
10.44     --   Joint Development and License Agreement between Registrant and Cirrus
               Logic, Inc., dated February 29, 1996.(1)(10)
10.45     --   Addendum dated April 24, 1996, to Technology Licensing Agreement between the Registrant and Matsushita Electric Industrial Co., Ltd., dated
               December 7, 1995.(1)(10)
10.46     --   1994 Employee Stock Purchase Plan and the Registrant.
10.47     --   1995 Director Option Plan of the Registrant.
10.48     --   Asset Purchase Agreement between the Registrant and Samsung Electronics
               Co., Ltd.(11)
11.01     --   Computation of Net Income (Loss) Per Share.
21.01     --   List of Subsidiaries of the Registrant.
23.01     --   Consent of Independent Auditors.
24.01     --   Power of Attorney.
27.01     --   Financial Data Schedule.

---------------

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

 (6) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

 (7) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A for the period ended December 31, 1994.

 (8) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

 (9) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q/A2 for the period ended December 31, 1995.

(10) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996.

(11) Confidential Treatment has been requested with respect to certain portions of this document.

     (b) REPORTS ON FORM 8-K:

        Current Report on Form 8-K filed May 16, 1997.

     (c) EXHIBITS:

        The registrant hereby incorporates as part of this Form 10-K the exhibit listed in Item 14(a)3, as set forth above.

     (d) FINANCIAL STATEMENT SCHEDULES:

        Information required by this Item is included in Notes to Consolidated Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          THE 3DO COMPANY
                                          a Delaware Corporation

                                          By: /s/ TERRENCE J. SCHMID
                                            ------------------------------------
                                            Terrence J. Schmid
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)
                                            (Duly Authorized Officer)

                                            Date: June 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              SIGNATURE                                 TITLE                         DATE
-------------------------------------    ------------------------------------    --------------

/s/ WILLIAM M. HAWKINS, III              Chairman of the Board of Directors      June 26, 1997
-------------------------------------    and Chief Executive Officer
William M. Hawkins, III                  (Principal Executive Officer)

/s/ TERRENCE J. SCHMID                   Chief Financial Officer (Principal      June 26, 1997
-------------------------------------    Financial Officer and Principal
Terrence J. Schmid                       Accounting Officer)

/s/ VINOD KHOSLA                         Director                                June 26, 1997
-------------------------------------
Vinod Khosla

/s/ HUGH C. MARTIN                       President and Director                  June 26, 1997
-------------------------------------
Hugh C. Martin, Jr.

/s/ CHARLES S. PAUL                      Director                                June 26, 1997
-------------------------------------
Charles S. Paul

                                THE 3DO COMPANY

                            REPORT ON FORM 10-K FOR
                         THE YEAR ENDED MARCH 31, 1997

                               INDEX TO EXHIBITS*

EXHIBIT
NUMBER                                        EXHIBIT NAME
-------    ----------------------------------------------------------------------------------
 4.02      Fourth Stockholders' Rights Agreement dated as of February 1, 1995, between the
           Registrant and various investors.
10.46      1994 Employee Stock Purchase Plan of the Registrant.
10.47      1995 Director Option Plan of the Registrant.
10.48      Asset Purchase Agreement between the Registrant and Samsung Electronics Co.,
           Ltd.(1)
11.01      Computation of Net Income (Loss) Per Share.
21.01      List of Subsidiaries of the Registrant.
23.01      Consent of Independent Auditors.
24.01      Power of Attorney (See Page 61).
27.01      Financial Data Schedule.

---------------

 * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

(1) Confidential treatment is being requested with respect to certain portions of this Exhibit.