Form 10-Q
period 1997-06-30
3DO CO
filed 1997-08-14
CIK 898441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                         COMMISSION FILE NUMBER 0-21336
                            ------------------------

                                THE 3DO COMPANY
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3177293
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              600 GALVESTON DRIVE
                         REDWOOD CITY, CALIFORNIA 94063
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 261-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1997, the number of outstanding shares of the registrants' common stock was 28,601,829.

================================================================================

                                THE 3DO COMPANY

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements...........................................    3
          Consolidated Balance Sheets at June 30, 1997 and March 31, 1997.............    3
          Consolidated Statements of Operations for the three months ended
          June 30, 1997 and 1996......................................................    4
          Consolidated Statements of Cash Flows for the three months ended
          June 30, 1997 and 1996......................................................    5
          Condensed Notes to Consolidated Financial Statements........................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................    8

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................................   18
          Signatures..................................................................   19

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                THE 3DO COMPANY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                        JUNE 30,       MARCH 31,
                                                                          1997           1997
                                                                       -----------     ---------
Current assets:
  Cash and cash equivalents..........................................   $   18,715     $  14,395
  Short-term investments.............................................       27,326        19,222
  Accounts receivable, net...........................................          340           429
  Prepaid and other current assets...................................        1,192         1,861
                                                                         ---------     ---------
Total current assets.................................................       47,573        35,907
Property and equipment, net..........................................        4,124         6,681
Deposits and other assets............................................        2,039         2,366
                                                                         ---------     ---------
Total assets.........................................................   $   53,736     $  44,954
                                                                         =========     =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $    1,122     $     569
  Accrued expenses...................................................        3,874         3,251
  Deferred revenue...................................................           30        11,992
  Current portion of capital lease obligations.......................          722           807
  Hardware incentive obligations.....................................        2,944         2,944
  Other current liabilities..........................................          946         2,277
                                                                         ---------     ---------
Total current liabilities............................................        9,638        21,840
Capital lease obligations, net of current portion....................           70           611
Other liabilities....................................................        1,088         1,104
                                                                         ---------     ---------
Total liabilities....................................................       10,796        23,555
                                                                         ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; no shares
     issued..........................................................           --            --
  Common stock, $.01 par value; 50,000 and 25,000 shares authorized;
     28,522 and 28,369 shares issued and outstanding, respectively...          285           284
  Additional paid-in capital.........................................      158,819       158,489
  Cumulative translation adjustment..................................         (183)         (164)
  Accumulated deficit................................................     (115,981)     (137,210)
                                                                         ---------     ---------
Total stockholders' equity...........................................       42,940        21,399
                                                                         ---------     ---------
Total liabilities and stockholders' equity...........................   $   53,736     $  44,954
                                                                         =========     =========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Revenues:
  Royalties and license fees...........................................  $ 11,962     $ 14,178
  Software publishing..................................................     2,311          892
  Developer products and other.........................................        90          259
                                                                         --------     --------
          Total revenues...............................................  $ 14,363     $ 15,329
                                                                         --------     --------
Cost of revenues:
  Royalties and pressing fees..........................................        --          186
  Software publishing..................................................     1,022          133
  Developer products and other.........................................        42          813
                                                                         --------     --------
          Total cost of revenues.......................................     1,064        1,132
                                                                         --------     --------
          Gross profit.................................................    13,299       14,197
                                                                         --------     --------
Operating expenses:
  Research and development.............................................     6,503        9,290
  In-process research and development..................................        --        7,700
  Sales and marketing..................................................     1,077        1,144
  General and administrative...........................................     2,638        2,780
                                                                         --------     --------
          Total operating expenses.....................................    10,218       20,914
                                                                         --------     --------
Operating profit (loss)................................................     3,081       (6,717)
Gain on sale of the Systems assets.....................................    18,032           --
Net interest and other income (expense)................................       189          326
                                                                         --------     --------
Income (loss) before income and foreign withholding taxes..............    21,302       (6,391)
Income and foreign withholding taxes...................................        73        4,000
                                                                         --------     --------
Net income (loss)......................................................  $ 21,229     $(10,391)
                                                                         ========     ========
Net income (loss) per common and common equivalent share...............  $   0.70     $  (0.39)
                                                                         ========     ========
Common and common equivalent shares used in computing per share
  amounts..............................................................    30,538       26,618
                                                                         ========     ========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Cash flows from operating activities:
  Net profit (loss)....................................................  $ 21,229     $(10,391)
     Adjustments to reconcile net profit (loss) to net cash
       used in operating activities:
       Net loss on disposition of equipment............................       176           --
       Depreciation and amortization...................................     1,288        1,545
       Deferred revenue................................................   (11,962)      27,101
       Gain on sale of Systems assets..................................   (18,032)          --
       In-process research and development.............................        --        7,700
       Changes in operating assets and liabilities:
          Accounts receivable, net.....................................        89          635
          Prepaid and other assets.....................................       389       (1,287)
          Accounts payable.............................................       553         (523)
          Accrued expenses.............................................       623         (804)
          Hardware incentives..........................................        --       (1,236)
          Other liabilities............................................    (1,347)       1,924
                                                                         --------     --------
Net cash provided by (used in) operating activities....................    (6,994)      24,664
                                                                         --------     --------
Cash flows from investing activities:
  Proceeds from sale of Systems assets.................................    20,000           --
  Proceeds from disposition of equipment...............................        74           --
  Short-term investments, net..........................................    (8,104)      (2,199)
  Capital expenditures.................................................      (342)      (2,002)
                                                                         --------     --------
          Net cash used in investing activities........................    11,628       (4,201)
                                                                         ========     ========
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..........................       330          412
  Payments on capital lease obligations................................      (626)        (414)
                                                                         --------     --------
          Net cash provided by (used in) financing activities..........      (296)          (2)
                                                                         --------     --------
Effect of foreign currency translation.................................       (18)           3
                                                                         --------     --------
Net increase in cash and cash equivalents..............................     4,320       20,464
Cash and cash equivalents at beginning of period.......................    14,395        9,459
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 18,715     $ 29,923
                                                                         ========     ========
Supplemental cash flow information:
  Cash paid during the period for:
     Interest..........................................................  $     64     $    297
     Income and foreign withholding taxes..............................  $     --     $  4,000
Supplemental schedule of noncash investing and financing activities:
     Assets acquired under capital lease obligations...................  $     --     $    245

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

     The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of June 30, 1997 and for the quarter ended June 30, 1997 and 1996 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

     These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results expected for the entire year.

NOTE 2 -- REVENUE RECOGNITION

     Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Software licensing revenue is recognized at delivery of the product golden master or the first copy. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly on the anniversary date of the individual account sign-ups.

NOTE 3 -- NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the modified treasury stock method.

NOTE 4 -- GAIN ON SALE OF SYSTEMS GROUP

     On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million, realizing a gain of approximately $18.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with MEI. CagEnt also acquired the Company's video encoder business as part of the transaction.

NOTE 5 -- INCENTIVE PROGRAMS

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. Amounts under this and certain other incentive programs were accrued as the obligation arose and as of June 30, 1997, the Company had accrued approximately $2.9 million. The balance is due to be paid in the third quarter of fiscal 1998.

                                THE 3DO COMPANY

NOTE 6 -- INCOME TAXES

     Income tax expense totaled $0.1 million and $4.0 million for the three months ended June 30, 1997 and 1996, respectively. Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

NOTE 7 -- NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS for profitable periods will be higher than primary earnings per share as presented in the accompanying financial statements and that diluted EPS for profitable periods will not differ materially from primary earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

NOTE 8 -- SUBSEQUENT EVENTS

     On July 19, 1997, the Board of Directors of the 3DO Company approved a stock repurchase plan pursuant to which the Company may purchase up to $5.0 million of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. The repurchase plan will remain in effect until rescinded by the Board.

     On July 23, 1997, the Company signed an agreement with Matsushita Electronic Industrial Co., Ltd. (hereinafter "MEI" or "Matsushita") pursuant to which it has received approximately 3.2 million shares of its own common stock that MEI previously owned in exchange, inter alia, for the termination of certain rights originally granted to 3DO with respect to its M2 technology. Under the agreement, 3DO relinquished its rights to develop and distribute software and peripherals that are compatible with M2 hardware products. Additionally, the Company gave up its royalties with respect to MEI's potential use of the M2 technology, as well as certain other rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The 3DO Company ("3DO" or the "Company") develops, publishes and markets interactive entertainment products for multiple platforms including IBM-compatible personal computers (the "PC"), Sony PlayStation and Internet platforms. During fiscal year 1997, the Company also designed and licensed hardware technologies for the 64-bit consumer and PC markets. In September 1996, the Company announced its intention to sell certain assets relating to its hardware systems business in order to focus on publishing interactive entertainment software.

     The Company developed a next generation 64-bit technology (the "M2 Technology") and, in December 1995, the Company and MEI entered into a definitive license agreement, pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was originally granted in exchange for an upfront license payment of $100 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Agreement, MEI granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. As of June 30, 1997, the Company recognized all revenue in connection with the M2 Agreement.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by MEI are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue using the percentage-of-completion method, up to the amount of cash received.

     On July 23, 1997, the Company announced the execution of a second addendum (the "Second Addendum") to the M2 Agreement which the Company entered into with MEI in December 1995, as amended in April 1996 pursuant to an addendum (the "Addendum"), pertaining to the M2 Technology. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products incorporating the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI has returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned.

     There can be no assurance that the Company will be able to meet its milestone delivery obligations as referenced in the M2 Agreement, as amended, or even at all, or that, if the Company meets its milestone delivery obligations, MEI will pay all or any of the reduced and/or referred payments on time or at all. The failure of the Company to meet its amended milestone delivery obligations or the failure of MEI to pay the amounts due under the M2 Agreement, as amended, would have material, adverse effects on the Company's revenues and resulting financial performance.

     On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with MEI. CagEnt also acquired the Company's video encoder business as part of the transaction.

     Neither the Samsung Agreement, nor any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with CagEnt's subcontracted assistance, will successfully complete the deliverables required pursuant to the M2 Agreement. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

     In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company agreed to develop certain modifications to its semiconductor technology familiarly known as the "3DEngine." As partial consideration under such agreement, the Company has received the nonrefundable sum of $2.5 million as of June 30, 1997. This payment has been recognized as revenue under the percentage-of-completion method.

     On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and seeking to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in nonrefundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs. Although the Company believes Cirrus has specific obligations under the contract to pay such additional $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees, there can be no assurance that the Company will prevail in the litigation, will not be required to refund the $2.5 million payment received from Cirrus, or will receive the additional $4.5 million that it believes Cirrus owes under the Cirrus Agreement.

     Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Software licensing revenue is recognized at delivery of the product golden master or the first copy. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the Company's on-line service is recognized monthly on the anniversary date of the individual account sign-ups.

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. This and certain other incentive programs were accrued as the obligation arose, and as of June 30, 1997, the Company had accrued approximately $2.9 million. The June 30, 1997 balance is due to be paid in the third quarter of fiscal 1998.

     The Company will continue to incur substantial expenditures to develop its business in fiscal 1998. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including the timing of software product introductions by the Company and its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenues will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, expenses, cash flows and capital resources and statements regarding the extent to which the Company will receive and/or recognize revenue from the M2 Agreement, as amended; the extent to which CagEnt will assist the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the Cirrus Agreement; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," below. The Company assumes no obligation to update the forward-looking statements or such factors.

RESULTS OF OPERATIONS

     For the quarter ended June 30, 1997, the Company generated a net profit of $21.2 million compared to a net loss of $10.4 million for the same quarter in fiscal 1996. Included in the net loss for the three months ended June 30, 1996 was a $7.7 million charge for in-process research and development related to the acquisition of certain of the assets of New World Computing, Inc., and $4.0 million in withholding taxes related to the payment of $40 million by Matsushita pursuant to the M2 Licensing Agreement. Net profit for the quarter ended June 30, 1997 includes a one-time $18.0 million gain from the sale of certain of the hardware-related assets to Samsung.

     Revenue for the three months ended June 30, 1997 and 1996 totaled $14.4 million and $15.3 million, respectively. Royalties and license fees of $12.0 million were the largest components of revenue for the three months ended June 30, 1997, compared to $14.2 million for the prior comparable period. The decline was due principally to the shift of the Company's business strategy from hardware design and licensing to focus on entertainment software publishing.

     Software publishing revenue totaled $2.3 million for the three months ended June 30, 1997, compared to $0.9 million for the same period last fiscal year. Revenue for this fiscal year was derived primarily from the Company's shipments of PC platform titles. Revenue for the prior comparable period was comprised primarily of the revenue from the licensing and publishing of software titles for the 32-bit 3DO Multiplayer.

     Developer products and other revenue totaled $0.1 million for the quarter ended June 30, 1997, compared to $0.3 million for the prior comparable period. Revenue for the quarter ended June 30, 1997 was comprised primarily of shipments of digital video products. Revenue for the prior comparable period was comprised primarily of shipments of M2 development systems.

     Cost of revenues totaled $1.1 million for the quarters ended June 30, 1997 and 1996. Cost of publishing revenue as a percentage of publishing revenue was 44% for the current quarter compared to 15% for the prior comparable period. The increase was attributable to higher software licensing revenue in fiscal 1997, which had no associated cost. Cost of development systems as a percentage of development systems revenue was 47% for the current quarter compared to 314% for the quarter ended June 30, 1996. The decrease was due primarily to higher manufacturing cost for the quarter ended June 30, 1996 as the Company prepared for the release of its digital video products. Cost of revenues consists of direct costs associated with development systems products, software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

     Research and development expenses for the quarter ended June 30, 1997 totaled $6.5 million, compared to $17.0 million for the same fiscal period in the prior year. The decrease was due primarily to reduced research and development spending in the hardware systems division as the M2 development project approaches completion and as the Company transitioned certain assets and projects relating to its hardware systems business unit to Samsung. Additionally, a one-time $7.7 million expense for in-process research and development related to the Company's acquisition of certain of the assets of New World Computing was incurred in June 1996. The decrease was partially offset by higher on-going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively.

     Sales and marketing expenses for the three months ended June 30, 1996 and 1997 were $1.1 million for each quarter. Sales and marketing expenses for the quarter ended June 30, 1996 primarily consisted of expenses related to the 32-bit 3DO Multiplayer systems, digital video products and PC platform titles. Sales and marketing expenses incurred during the quarter ended June 30, 1997 principally consisted of expenses related to software for the PC platform.

     General and administrative expenses decreased from $2.7 million for the quarter ended June 30, 1996 to $2.6 million for same period in 1997. The decrease for the current quarter was attributable to reduced overhead expenses as the Company transitioned from a hardware systems licensing company to an entertainment software publishing company, offset by the amortization of goodwill associated with the acquisition of certain assets of New World Computing.

     Net interest and other income increased from $0.3 million for the quarter ended June 30, 1996 to $18.2 million for the same period this year due primarily to the $18.0 million gain on the sale of certain assets of the Company's hardware systems division to Samsung.

     Income and foreign withholding taxes decreased from $4.0 million for the three months ended June 30, 1996 to $0.1 million for the prior comparable quarter. The decrease was attributable to the fact that 10% foreign withholding taxes were incurred in the prior year on a $40 million payment received from MEI in June 1996 in connection with the M2 Licensing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $46.0 million at June 30, 1997. At March 31, 1997, cash and short-term investments totaled $33.6 million. This increase was primarily due to the net proceeds of $20.0 million from Samsung for the sale of certain assets of the Company's hardware systems business.

     The Company will incur negative cash flow for the remainder of fiscal year 1998 from the continued investment in the internal development of entertainment software titles scheduled to be released in the third and fourth quarters of fiscal year 1998 and beyond. The Company anticipates that its existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1998. There can be no assurance that additional capital will not be required in fiscal year 1999 since cash flows will be affected by the rate at which the Company releases its products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of the Company's products. The level of financing required beyond fiscal year 1998 will depend on these and other factors. If the Company needs to raise additional funds through public or private financings, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to seek funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies, products and/or potential markets.

FACTORS AFFECTING FUTURE PERFORMANCE

  Hardware Systems Group Sale

     On June 23, 1997, the Company sold certain assets of its hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. Neither the Samsung Agreement, nor any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with CagEnt's subcontractor assistance, will successfully complete the deliverables pursuant to the M2 Agreement, as amended. In the event that CagEnt's subcontracted engineering services are unsatisfactory, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

  Changing Product Platforms and Formats

     The Company is entering new markets with its software products, specifically the PC, Sony PlayStation and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platforms of Sega and Nintendo. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

  Dependence on PC Market

     The Company's future success is in part dependent on the PC market, which is extremely dynamic and has historically been characterized by wide fluctuations in product supply and demand. From time to time, the PC industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Furthermore, rapid technological change in PC hardware may render the currently installed base of PCs and the Company's technology obsolete. There can be no assurance that unit sales of PCs or the number of entertainment software users in the PC market will continue at their present levels or increase in the future. The Company's revenues from its entertainment software products will be dependent on marketing and distribution of titles to an installed base of PC users. Any decrease in demand for PCs or the number of entertainment software users in the PC market would have a material adverse effect on the Company's operating results.

  Dependence on the Sony Playstation Market

     The market for software products for the Sony PlayStation is currently experiencing rapid growth. The Company's future success is partly dependent on its ability to successfully take advantage of this market and on the continued growth of the Sony PlayStation market. There can be no assurance that the Company will be able to develop products for the Sony PlayStation in a timely manner to take advantage of this growing market, that the Company's Sony PlayStation software products will achieve market acceptance or that the Sony PlayStation market will continue to grow. In the event that the Company fails to develop products while the Sony PlayStation market is expanding or fails to deliver products that are commercially successful, or if the Sony PlayStation market does not continue to grow, the Company's operating results would be adversely affected.

  Dependence on the Internet Market

     The Company's future success is in part dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or timely development of performance improvements including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by any such growth. In addition, the Internet could lose its visibility due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of entertainment software developed for the Internet. If the use of the Internet does not grow, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial conditions would be materially adversely affected.

  Interactive Multiple Player Games on the Internet

     The availability of multiple player games on the Internet is a recent phenomenon. The limited history of multiple player games on the Internet has been characterized by numerous companies entering the market in a short span of time and competing for a limited number of players of multiple player games by providing incentives to get player interest and by entering into agreements with the few companies providing Internet game sites that have developed some player following. However, there has been little evidence of success in this area and a profitable business model to capitalize on the Internet multiple player game market has not yet been established. In addition, multiple player games on the Internet require the implementation of newly developed software to accept and process payments from players which may contain errors in the program which have not yet been discovered or corrected. The Company provides free play time and other incentives such as discounts and contests to interest the limited number of players in the market into trying the Company's games, has entered into agreements to have its games distributed through Internet game sites, is testing various pricing models to determine the most profitable models and has tested and has implemented different software applications for the acceptance and processing of payment from players of its games. There can be no assurance that any of the incentives provided by the Company or the availability of the Company's games on Internet game sites will result in increased player interest in the Company's games, that the costs of providing such incentives or entering into agreements with Internet game site providers will be compensated for by increased payments from use of the Company's games, that the Company will be able to continue to offer the incentives it does in accordance with the laws of the jurisdictions into which the Company's games are distributed or that the Company will be able to continue to offer its games through various Internet game sites. In addition, so far, none of the pricing models implemented for Internet multiple player games by the Company have yielded profit for the Company, and there can be no assurance that any such model will do so in the future. Furthermore, the Company has experienced problems with certain of the Internet hardware and software it has put into operation and there can be no assurance that such problems or other problems will not reoccur in the future.

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

  Competition

     The Company is entering new markets with certain of its software products, specifically the Sony PlayStation and Internet markets. This will, to some degree, require distribution through distributors and retailers who have not, in the past, carried the Company's products. There will be intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

     The markets in which 3DO's software products compete are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities all affect access to distributors and retailers. In addition, sales of interactive entertainment products are becoming increasingly "hits" driven. Fewer products in that market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' efforts to sell such products.

     A variety of companies offer products that compete directly with one or more of the Company's software products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include large independent multi-platform software developers such as Electronic Arts Inc., Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and Spectrum HoloByte, Inc.; and publishers of personal computer software such as Microsoft Corporation and Broderbund Software.

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

     The market for entertainment software is highly seasonal. The Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introduction of and demand for a particular software title it has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcement by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays which can materially and adversely affect the sales of a product if the product is not released in time for the holiday season.

     The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the return and exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company provides for reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. There can be no assurance that actual returns or price protection will not exceed the Company's reserves.

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

  Dependence on Key Personnel

     The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high-quality personnel, especially highly-skilled engineers, programmers and artists involved in the ongoing development required to define future interactive technology, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins, who is also acting as creative director. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

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

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements typically prohibit unauthorized disclosure and unauthorized reverse-engineering of the Company's licensed technology. However, the Company expects that third parties may attempt to reverse-engineer its technology without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company will have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse-engineers products that incorporate the Company's proprietary technology, even if such technology is protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright right laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company may seek to license its technology. There can be no assurance that the copyright laws will adequately protect the Company's technologies.

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

     From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of such products further overlaps, the Company believes that products based on its technology may increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings declared by the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company's licensees to import into the United States or to distribute and sell products licensed by the Company. This would materially and adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such licensees' products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its licensees will be able to obtain from third parties any required license to technology at a reasonable cost or at all. Failure by the Company or its licensees to obtain any such license would have a material adverse impact on the Company.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits have been filed with this report:

        10.49     Second Addendum dated July 23, 1997, to Technology Licensing Agreement between the Company and Matsushita Electric Industrial Co., Ltd. dated
                  December 7, 1995(1)
        11.01     Computation of Net Income (Loss) Per Share
        27.01     Financial Data Schedule

---------------

(1) Confidential Treatment has been requested with respect to certain portions of this document.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE 3DO COMPANY

Dated: August 13, 1997                    /s/ TERRENCE SCHMID
                                          --------------------------------------
                                          Terrence Schmid
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal
                                          Accounting Officer)
                                          (Duly authorized officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          EXHIBITS
------     ----------------------------------------------------------------------------------
10.49      Second Addendum dated July 23, 1997, to Technology Licensing Agreement between the
           Company and Matsushita Electric Industrial Co., Ltd. dated December 7, 1995
11.01      Computation of Net Income (Loss) Per Share
27.01      Financial Data Schedule