Form 10-Q
period 1997-09-30
3DO CO
filed 1997-11-12
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 261-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


As of October 31, 1997, the number of outstanding shares of the registrants' common stock was 25,713,075.

                                 THE 3DO COMPANY

                                      INDEX


PART I       FINANCIAL INFORMATION                                       PAGE

Item 1.      Consolidated Financial Statements                             3

             Consolidated Balance Sheets at
             September 30, 1997 and March 31, 1997                         3

             Consolidated Statements of Operations for the three and
             six months ended September 30, 1997 and 1996                  4

             Consolidated Statements of Cash Flows for
             the six months ended September 30, 1997 and 1996              5

             Condensed Notes to Consolidated Financial Statements          6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                            20

Item 4.      Submission of Matters to a Vote of Security Holders          20

Item 6.      Exhibits and Reports on Form 8-K                             21

             Signatures                                                   22

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                        September 30,            March 31,
                                                            1997                   1997
                                                       ---------------       ---------------

ASSETS
Current assets:
  Cash and cash equivalents                            $         3,742       $        14,395
  Short-term investments                                        36,350                19,222
  Accounts receivable, net                                          83                   429
  Prepaid and other current assets                                 845                 1,861
                                                       ---------------       ---------------
Total current assets                                            41,020                35,907

Property and equipment, net                                      3,772                 6,681
Deposits and other assets                                        1,715                 2,366
                                                       ---------------       ---------------

Total assets                                           $        46,507       $        44,954
                                                       ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $           424       $           569
  Accrued expenses                                               2,120                 3,251
  Deferred revenue                                                 308                11,992
  Current portion of capital lease obligations                     589                   807
  Hardware incentive obligations                                 2,944                 2,944
  Other current liabilities                                        972                 2,277
                                                       ---------------       ---------------
Total current liabilities                                        7,357                21,840

Capital lease obligations, net of current portion                   59                   611
Other liabilities                                                1,027                 1,104
                                                       ---------------       ---------------
Total liabilities                                                8,443                23,555
                                                       ---------------       ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
    authorized;  no shares issued                                   --                    --
  Common stock, $.01 par value; 50,000
    shares authorized; 25,660 and 28,369
    shares issued and outstanding, respectively                    256                   284
  Additional paid-in capital                                   148,668               158,489
  Cumulative translation adjustment                               (157)                 (164)
  Accumulated deficit                                         (110,344)             (137,210)
  Treasury stock, at cost, 100 shares                             (359)                   --
                                                       ---------------       ---------------
Total stockholders' equity                                      38,064                21,399
                                                       ---------------       ---------------

Total liabilities and stockholders' equity             $        46,507       $        44,954
                                                       ===============       ===============


See accompanying Condensed Notes to Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                            For the three months        For the six months
                                             ended September 30,         ended September 30,
                                           ----------------------      ----------------------
                                             1997          1996          1997          1996
                                           --------      --------      --------      --------
Revenues:
  Royalties and license fees               $ 10,965      $ 20,822      $ 22,927      $ 35,000
  Software publishing                         1,848         2,494         4,160         3,386
  Developer products and other                   --         3,434            89         3,693
                                           --------      --------      --------      --------
Total revenues                             $ 12,813      $ 26,750      $ 27,176      $ 42,079
                                           --------      --------      --------      --------

Cost of revenues:
  Royalties and pressing fees                    --            23            --           209
  Software publishing                           864         1,762         1,885         1,896
  Developer products and other                   --         1,060            42         1,872
                                           --------      --------      --------      --------
Total cost of revenues                          864         2,845         1,927         3,977
                                           --------      --------      --------      --------

Gross profit                                 11,949        23,905        25,249        38,102
                                           --------      --------      --------      --------

Operating expenses:
  Research and development                    3,788        12,127        10,291        21,417
  In-process research and                        --            --            --         7,700
  development
  Sales and marketing                         1,211         2,583         2,288         3,727
  General and administrative                  1,932         3,173         4,571         5,953
                                           --------      --------      --------      --------
Total operating expenses                      6,931        17,883        17,150        38,797
                                           --------      --------      --------      --------

Operating income (loss)                       5,018         6,022         8,099          (695)

Gain on sale of the Systems assets               --            --        18,032            --
Net interest and other income                   628           785           817         1,111
                                           --------      --------      --------      --------

Income before income
  and foreign withholding taxes               5,646         6,807        26,948           416

Income and foreign
  withholding taxes                              10            --            83         4,000
                                           --------      --------      --------      --------

Net income (loss)                          $  5,636      $  6,807      $ 26,865      $ (3,584)
                                           ========      ========      ========      ========

Net income (loss) per common and
  common equivalent share                  $   0.21      $   0.23      $   0.92      $  (0.13)
                                           ========      ========      ========      ========

Common and common equivalent shares
  used in computing per share amounts        26,838        30,243        29,115        27,260
                                           ========      ========      ========      ========


See accompanying Condensed Notes to Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            For the six months
                                                                            ended September 30,
                                                                          -----------------------
                                                                            1997           1996
                                                                          --------       --------
Cash flows from operating activities:
  Net profit (loss)                                                       $ 26,865       $ (3,584)
    Adjustments to reconcile net profit (loss) to net
    cash used in operating activities:
       Net loss on disposition of equipment                                     76             --
       Depreciation and amortization                                         2,230          3,305
       Deferred revenue                                                    (11,684)         5,877
       Gain on sale of Systems assets                                      (18,032)
       In-process research and development                                      --          7,700
       Repurchase of 300 shares                                            (10,965)           --
       Changes in operating assets and liabilities:
        Accounts receivable, net                                               346            230
        Prepaid and other assets                                               778           (358)
        Accounts payable                                                      (145)           431
        Accrued expenses                                                    (1,131)           839
        Hardware incentives                                                     --         (1,236)
        Other liabilities                                                   (1,382)          (265)
                                                                          --------       --------
Net cash provided by (used in) operating activities                        (13,044)        12,939
                                                                          --------       --------

Cash flows from investing activities:
  Proceeds from sale of Systems assets                                      20,000             --
  Proceeds from disposition of equipment                                        74             --
  Short-term investments, net                                              (17,128)       (11,914)
  Capital expenditures                                                        (524)        (3,897)
                                                                          --------       --------
Net cash provided by (used in) investing activities                          2,422        (15,811)
                                                                          --------       --------

Cash flows from financing activities:
  Repurchase of 3DO shares                                                    (359)            --
  Proceeds from issuance of common stock, net                                1,118          1,364
  Payments on capital lease obligations                                       (770)          (840)
                                                                          --------       --------
Net cash provided by (used in) financing activities                            (11)           524
                                                                          --------       --------

Effect of foreign currency translation                                         (20)             7
                                                                          --------       --------

Net increase (decrease) in cash and cash equivalents                       (10,653)        (2,341)

Cash and cash equivalents at beginning of period                            14,395          9,459
                                                                          --------       --------

Cash and cash equivalents at end of period                                $  3,742       $  7,118
                                                                          ========       ========

Supplemental cash flow information: Cash paid during the period for:
    Interest                                                              $     95       $    283
    Income and foreign withholding taxes                                  $     --       $  4,000
Supplemental schedule of noncash investing and financing activities:
    Assets acquired under capital lease obligations                       $     --       $    245


See accompanying Condensed Notes to Consolidated Financial Statements.

THE 3DO COMPANY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

    The consolidated financial statements of The 3DO Company, a Delaware corporation ("3DO" or the "Company"), as of September 30, 1997 and for the quarter and six months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the quarter and six months ended September 30, 1997 are not necessarily indicative of the results expected for the entire year.

NOTE 2 - REVENUE RECOGNITION

Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Software licensing revenue is typically recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement. Per copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly based on usage.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of common shares outstanding, and common equivalent shares from stock options, when dilutive, using the modified treasury stock method.

NOTE 4 - GAIN ON SALE OF SYSTEMS GROUP

On June 23, 1997, the Company sold most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million, realizing a gain of approximately $18.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with Matsushita Electronic Industrial Co., Ltd. ("MEI" or "Matsushita"). CagEnt also acquired from Samsung the Company's former video encoder business as part of the Company's transaction with Samsung.

NOTE 5 - INCENTIVE PROGRAMS

The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. Amounts under this and certain other incentive programs were accrued as the obligation arose and as of September 30, 1997, the Company had accrued approximately $2.9 million. The balance is due to be paid in the third quarter of fiscal 1998.

NOTE 6 - INCOME TAXES

Income tax expense totaled $0.1 million for the three and six months ended September 30, 1997. Income tax expense was $4.0 million for the six months ended September 30, 1996. No income tax expense was incurred for the quarter ended September 30, 1996. Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

NOTE 7 - NEW ACCOUNTING STANDARDS

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

NOTE 8 - SUBSEQUENT EVENTS

On October 15, 1997, 3DO and Cirrus agreed to resolve and settle the parties' respective claims with respect to the Cirrus litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License Agreement. 3DO and Cirrus executed a written Stipulation For Settlement of such matters on October 15, 1997. The parties are currently preparing a more comprehensive form of written settlement agreement which will incorporate the provisions of the Stipulation For Settlement and such additional terms and conditions as may be mutually agreed upon by the parties, and which the Company expects to finalize on or before November 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The 3DO Company ("3DO" or the "Company") primarily develops, publishes and distributes interactive entertainment software products for multiple platforms including IBM-compatible personal computers (the "PC") and the Sony PlayStation and Internet platforms. During fiscal year 1997, the Company also designed, developed and licensed hardware technologies for the 64-bit consumer and PC markets. In September 1996, the Company announced its intention to sell certain assets relating to its hardware systems business in order to focus on publishing interactive entertainment software.

The Company developed a next generation 64-bit technology (the "M2 Technology") and, in December 1995, the Company and Matsushita Electronic Industrial Co., Ltd. (hereinafter "MEI" or "Matsushita") entered into a licensing agreement pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was originally granted in exchange for an upfront license payment of $100 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Agreement, MEI granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. As of September 30, 1997, the Company recognized all revenue in connection with the M2 Agreement.

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. The payments by MEI are contingent upon the Company meeting certain milestones by particular dates, as stipulated in the Addendum. The Company intends to recognize this revenue using the percentage-of-completion method, up to the amount of cash received.

On July 23, 1997, the Company and MEI signed a second addendum (the "Second Addendum") to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. During the quarter ended September 30, 1997, the Company recognized approximately $11.0 million of revenue in connection with this transaction.

There can be no assurance that the Company will be able to meet its milestone delivery obligations referenced in the M2 Agreement, as amended, or even at all, or that, if the Company meets its milestone delivery obligations, MEI will pay all or any of the reduced and/or deferred payments on time or at all. The failure of the Company to meet its amended milestone delivery obligations or the failure of MEI to pay the amounts due under the M2 Agreement, as amended, would have material, adverse effects on the Company's revenues and resulting financial performance.

On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with MEI. CagEnt also acquired from Samsung the Company's former video encoder business as part of the Company's transaction with Samsung.

No agreement with MEI, including, without limitation, any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with or without CagEnt's subcontracted assistance, will successfully complete the deliverables required pursuant to the M2 Agreement. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company agreed to develop certain modifications to its semiconductor technology familiarly known as the "3DEngine." As partial consideration under such agreement, the Company has received the non-refundable sum of $2.5 million as of June 30, 1997. This payment has been recognized as revenue under the percentage-of-completion method.

On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and seeking to obtain a repayment of $2.5 million in non-refundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in non-refundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs.

On October 15, 1997, 3DO and Cirrus agreed to resolve and settle the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License Agreement. 3DO and Cirrus executed a written Stipulation For Settlement of such matters on October 15, 1997. The parties are currently preparing a more comprehensive form of written settlement agreement which will incorporate the provisions of the Stipulation For Settlement and such additional terms and conditions as may be mutually agreed upon by the parties, and which the Company expects to finalize on or before November 15, 1997.

On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of September 30, 1997, the Company has reacquired 100,000 shares. The repurchase plan will remain in effect until rescinded by the Board.

Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns and price protection. Software licensing revenue is typically recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the Company's on-line service is recognized monthly based on usage.

The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. This and certain other incentive programs were accrued as the obligation arose, and as of September 30, 1997, the Company had accrued approximately $2.9 million. The balance is due to be paid in the third quarter of fiscal 1998.

The Company will continue to incur substantial expenditures to develop its business throughout the remainder of fiscal 1998. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including the timing of software product introductions by the Company and its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenues will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, expenses, cash flows and capital resources, and all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the ability of the Company to reach a comprehensive settlement agreement with Cirrus including such additional terms and conditions as may be acceptable to the Company and Cirrus, by November 15, 1997 or within a reasonable period thereafter; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," below. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.

RESULTS OF OPERATIONS

For the quarter and six months ended September 30, 1997, the Company generated net profits of $5.6 million and $26.9 million, respectively, compared to a net profit of $6.8 million and a net loss of $3.6 million for the same periods in fiscal 1997. Included in the net loss for the six months ended September 30, 1996 was a $7.7 million charge for in-process research and development related to the acquisition of certain of the assets of New World Computing, Inc. ("NWC"), and $4.0 million in withholding taxes related to the payment of $40.0 million by Matsushita pursuant to the M2 Agreement. Net profit for the six months ended September 30, 1997 includes a one-time $18.0 million gain from the sale to Samsung of certain of the assets related to the Company's former hardware systems group.

Revenue for the three and six months ended September 30, 1997 totaled $12.8 million and $27.2 million compared to $26.8 million and $42.1 million for the same periods in fiscal 1997. Royalties and license fees of $11.0 million and $22.9 were the largest components of revenue for the three and six months ended September 30, 1997, compared to $20.8 million and $35.0 million for the prior comparable periods. The decline was due principally to the shift of the Company's business strategy from hardware design and licensing to focus primarily on entertainment software publishing. The Company anticipates that hardware related revenue will continue to decline in future quarters.

Software publishing revenue for the quarters ended September 30, 1997 and 1996 totaled $1.8 million and $2.5 million, respectively. The decrease was due primarily to fewer new product releases this fiscal year compared to the prior comparable period, as the Company transitioned its software publishing strategy and focused on developing and releasing franchisable "hit" titles. Software publishing revenue for the six months ended September 30, 1997 and 1996 totaled $4.2 million and $3.4 million, respectively. The increase was attributable to revenue generated by the NWC division for the full six months of this fiscal year compared to only three months for the prior comparable period, as the Company acquired NWC in June 1996.

Developer products and other revenue totaled $3.4 million and $3.7 million for the quarter and six months ended September 30, 1996, respectively, compared to $0.1 million for the six months ended September 30, 1997. No such revenue was earned for the quarter ended September 30, 1997. Revenue for the current fiscal year periods was comprised primarily of shipments of digital video products. Revenue for the prior comparable period was comprised primarily of shipments of M2 development systems.

Cost of revenues totaled $0.9 million and $2.8 million for the quarters ended September 30, 1997 and 1996, respectively. Software publishing revenue includes the sale of software products and the licensing of rights to sell such software products. Cost of publishing revenue as a percentage of publishing revenue was 47% for the current quarter compared to 71% for the prior comparable period. The decrease was attributable to a change in revenue mix to higher licensing revenue, which has no associated cost, from higher product revenue in fiscal 1997. Cost of revenues for the six months ended September 30, 1997 and 1996 were $1.9 million and $4.0 million, respectively. Cost of publishing revenue as a percentage of publishing revenue was 45% for the six months of this fiscal year compared to 56% for the prior same period in fiscal 1997. The decrease was due primarily to higher average wholesale prices charged for products shipped in the current fiscal year compared to last year, as the Company incurred additional research and development costs to include more complex gameplay, better graphics and sound and advanced technological features in the titles it published in the current year. Cost of revenues consists of direct costs associated with development systems products, software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

Research and development expenses, including in-process research and development, decreased to $3.8 million and $10.3 million for the three and six months ended September 30, 1997, respectively, from $12.1 million and $29.1 million for the three and six months ended September 30, 1996, respectively. The decrease was primarily due to reduced research and development spending in the Company's former hardware systems division as the majority of the M2 development project approached completion and as the Company transferred certain assets and personnel relating to its former hardware systems group to Samsung. Additionally, a one-time $7.7 million expense for in-process research and development related to the Company's acquisition of certain assets of NWC was incurred in June 1996. Moreover, the Company has substantially reduced the operating expenses of its international operations, as it gradually transitions the international operations located in the United Kingdom to its headquarters in the U.S. The decrease was partially offset by higher on-going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively.

Sales and marketing expenses for the three and six months ended September 30, 1997 were $1.2 million and $2.3 million, respectively, compared to $2.6 million and $3.7 million, respectively, for the same periods in fiscal 1997. The decrease of 53% and 39% for the three and six months periods was attributable to fewer new title releases and lower sales and marketing personnel in the current fiscal year compared to fiscal 1997, as the Company streamlines its operations and focuses on the development of fewer titles featuring more complex gameplay, better graphics and sound and advanced technological features. Sales and marketing expenses incurred during this fiscal year principally consisted of expenses related to software for the PC platform. Sales and marketing expenses during the six months ended September 30, 1996 primarily consisted of expenses related to the 32-bit 3DO Interactive Multiplayer systems, digital video products and software products for the PC platform titles.

General and administrative expenses decreased from $3.2 million and $6.0 million for the quarter and six months ended September 30, 1996 to $1.9 million and $4.6 million for the same periods in the current fiscal year. The decrease was attributable to reduced overhead expenses as the Company transitioned from a hardware systems licensing company to an entertainment software publishing company, offset by the amortization of goodwill associated with the acquisition of certain assets of NWC.

Net interest and other income decreased from $0.8 million for the three months ended September 30, 1996 to $0.6 for the current comparable period. The decrease was due to lower average available cash and short-term investment balances in the current year. Net interest and other income increased from $1.1 million for the six months ended September 30, 1996 to $18.8 million for the same period in the current year due primarily to the $18.0 million gain on the sale of certain assets of the Company's former hardware systems division to Samsung.

Income and foreign withholding taxes were $0.1 million for the three and six months ended September 30, 1997 compared to $4.0 million for the six months ended September 30, 1996. No income and foreign withholding taxes were incurred for the quarter ended September 30, 1996. The decrease was attributable to the fact that foreign withholding taxes calculated at a rate of 10% were incurred in the prior year on a $40.0 million payment received from MEI in June 1996 in connection with the M2 Agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $40.1 million at September 30, 1997. At March 31, 1997, cash and short-term investments totaled $33.6 million. This increase was primarily due to the net proceeds of $20.0 million received from Samsung in connection with the sale of certain assets of the Company's former hardware systems business.

The Company will incur negative cash flow for the remainder of fiscal year 1998 from the continued investment in the internal development of entertainment software titles scheduled to be released in the third and fourth quarters of fiscal year 1998 and beyond. The Company anticipates that its existing cash resources, future lease and working capital financing, and other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1998. There can be no assurance that additional capital will not be required in fiscal year 1999 since cash flows will be affected by the rate at which the Company releases its products, the market acceptance of such products, and the levels of advertising and promotions required to promote market acceptance of the Company's products. The level of financing required beyond fiscal year 1998 will depend on these and other factors. If the Company needs to raise additional funds through public or private financings, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to seek funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies, products and/or potential markets.

FACTORS AFFECTING FUTURE PERFORMANCE

HARDWARE SYSTEMS GROUP SALE

On June 23, 1997, the Company sold certain assets of its former hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. No agreement with MEI, including, without limitation, any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with or without CagEnt's subcontracted assistance, will successfully complete the deliverable items required pursuant to the M2 Agreement, as amended. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.


CHANGING PRODUCT PLATFORMS AND FORMATS

The Company is entering new markets with its software products, specifically the enhanced graphics card portion of the PC market, and the Sony PlayStation and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platforms of Sega and Nintendo. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

DEPENDENCE ON PC MARKET

The Company's future success is in part dependent on the PC market, which is extremely dynamic and has historically been characterized by wide fluctuations in product supply and demand. From time to time, the PC industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Furthermore, rapid technological change in PC hardware may render the current installed base of PCs and the Company's technology and products obsolete. There can be no assurance that unit sales of PCs or the number of entertainment software users in the PC market will continue at their present levels or increase in the future. The Company's revenues from its entertainment software products will be dependent on marketing and distribution of titles to an installed base of PC users. Any decrease in demand for PCs or the number of entertainment software users in the PC market would have a material adverse effect on the Company's operating results.

DEPENDENCE ON THE SONY PLAYSTATION MARKET

The market for software products for the Sony PlayStation is currently experiencing rapid growth. The Company's future success is partly dependent on its ability to successfully take advantage of this market and on the continued growth of the Sony PlayStation market. There can be no assurance that the Company will be able to develop products for the Sony PlayStation in a timely manner to take advantage of this growing market, that the Company`s Sony PlayStation software products will achieve market acceptance, or that the Sony PlayStation market will continue to grow. In the event that the Company fails to develop products while the Sony PlayStation market is expanding or fails to deliver products that are commercially successful, or if the Sony PlayStation market does not continue to grow, the Company's operating results would be adversely affected.


DEPENDENCE ON THE INTERNET MARKET

The Company's future success is in part dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure or timely development of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by any such growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulations. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of entertainment software developed for the Internet. If the use of the Internet does not grow, or if the Internet infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial conditions would be materially adversely affected.

INTERACTIVE MULTIPLE PLAYER GAMES ON THE INTERNET

The availability of multiple player games on the Internet is a recent phenomenon. The limited history of multiple player games on the Internet has been characterized by numerous companies entering the market in a short span of time and competing for a limited number of players of multiple player games by providing incentives to get the player interest and by entering into agreements with the few companies providing Internet game sites that have developed some player following. However, there has been little evidence of success in this area and a profitable business model to capitalize on the Internet multiple player game market has not yet been established. In addition, multiple player games on the Internet require the implementation of newly developed software to accept and process payments from players which may contain errors in the program which have not yet been discovered or corrected. The Company provides free play time and other incentives such as discounts and contests to interest the limited number of players in the market into trying the Company's Internet games and has entered into agreements to have its games distributed through Internet game sites. The Company is testing various pricing models to determine the most profitable models and has tested and implemented different software applications for the acceptance and processing of payment from players of its games. There can be no assurance that any of the incentives provided by the Company or the availability of the Company's games on Internet game sites will result in increased player interest in the Company's games, that the costs of providing such incentives or entering into agreements with Internet game site providers will be compensated for by increased payments from use of the Company's games, that the Company will be able to continue to offer the incentives it does in accordance with the applicable laws of the jurisdictions in which the Company's games are distributed, or that the Company will be able to continue to offer its games through various Internet game sites. In addition, so far none of the pricing models implemented by the Company for Internet multiple player games have yielded profit for the Company, and there can be no assurance that any such model will do so in the future. Furthermore, the Company has experienced problems with certain of the Internet hardware and software it has put into operation and there can be no assurance that such problems or other problems will not reoccur in the future.


SHORT PRODUCT LIFESPANS

Interactive entertainment software products typically have life spans of only 3 to 12 months. Accordingly, the Company will need to constantly develop and bring to market new products that achieve market acceptance quickly. The Company's future success will depend in large part on its ability to develop and introduce new products on a timely basis. New products must keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards, and provide additional functionality. If the Company is unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability would have a material adverse effect on its operating results and financial condition. There can be no assurance that the Company will be able to complete the timely development and commercial release of new software products that achieve market acceptance.

COMPETITION

The Company is entering new markets with certain of its software products, specifically the Sony PlayStation and Internet markets. This will, to some degree, require distribution through distributors and retailers who have not previously carried the Company's products. There will be intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

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

A variety of companies offer products that compete directly with one or more of the Company's software products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include large independent multi-platform software developers such as Electronic Arts Inc., Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and GT Interactive Software, as well as publishers of personal computer software such as Microsoft Corporation and Broderbund Software.

VARIABILITY OF OPERATING RESULTS

The Company expects that its operating results will experience significant fluctuation as a result of changes in the composition of the Company's revenues, the timing of new video game hardware and software product introductions by the

Company's competitors, the timeliness with which the Company is able to release its products to the market, fluctuations in the PC market, the financial impact of acquisitions of other companies by the Company, the Company's investments in research and development, and expenditures on marketing and promotional programs.

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

The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the return and exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly hit-based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company establishes reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. There can be no assurance that actual returns or price protection requirements will not exceed the Company's reserves.


DEPENDENCE ON DISTRIBUTORS

The distribution channels through which consumer software products are sold have been characterized by change, including consolidations and financial difficulties of certain distributors and retailers, and the emergence of new retailers such as general mass merchandisers. The bankruptcy or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could have an adverse effect on the operating results and financial condition of the Company. In addition, an increasing number of companies are competing for access to these channels. Distributors and retailers often carry numerous products that compete with those of the Company. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that distributors and retailers will purchase the Company's products or provide the Company's products with prominent display or even with adequate levels of shelf space.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high-quality personnel, especially highly-skilled engineers, programmers and artists involved in the ongoing development required to define future interactive technologies, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins. The Company does not have "key person" life insurance policies on any of its employees. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

PROPRIETARY RIGHTS AND LICENSES

The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its technology in both the United States and other countries. The Company has filed a number of patent applications with the United States Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technology. The process of obtaining patent protection is expensive and absorbs significant management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technologies or that the patent laws will provide effective legal or injunctive remedies to stop any apparent infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

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

The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company has licensed and may seek to license its technology. There can be no assurance that the copyright laws will adequately protect the Company's technologies.

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

From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of such products further overlaps, the Company believes that products based on its technology may increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings before the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its licensees to import into various jurisdictions, including the United States, or to distribute and sell products within particular jurisdictions. Such a result would materially and adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its licensees will be able to obtain from third parties any required license to technology at a reasonable cost or at all. Failure by the Company or its licensees to obtain any such license would have a material adverse impact on the Company's business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE

Market prices of securities of companies engaged in the entertainment software industry have been highly volatile. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the entertainment software field, market conditions in the technology, entertainment, cable, telecommunications and other emerging growth company sectors, and rumors relating to the Company or its competitors, have had and may in the future have a significant impact on the market price of the Company's common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies, such as those in the entertainment software industry that has often been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's common stock.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On October 3, 1996, Cirrus Logic, Inc. ("Cirrus"), filed a complaint in the Superior Court of the State of California for the Southern Division of the County of Alameda to rescind a Joint Development and License Agreement (the "Cirrus Agreement") entered into between Cirrus and the Company on February 29, 1996, on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure; and to obtain repayment of $2.5 million in non-refundable payments made to the Company. The Company has responded to Cirrus' complaint and filed a cross-complaint for Cirrus' breach of the Agreement to enforce its right under the Cirrus Agreement, including procurement of the payment by Cirrus of $4.5 million in non-refundable license fees, prepaid royalties, and termination fees; and to recover damages, collect interest, and obtain attorney's fees and costs.

      On October 15, 1997, 3DO and Cirrus agreed to resolve and settle the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License
      Agreement. 3DO and Cirrus executed a written Stipulation For Settlement of such matters on October 15, 1997. The parties are currently preparing a more comprehensive form of written settlement agreement which will incorporate the provisions of the Stipulation For Settlement and such additional terms and conditions as may be mutually agreed upon by the parties, and which the Company expects to finalize on or before November 15, 1997.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On September 19, 1997, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company approved an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 3,592,861 shares, amended the Procedure for Grants in the 1995 Director Option Plan, approved an increase in the number of shares of Common Stock reserved for issuance under the 1995 Director Option Plan by 400,000 shares, and confirmed the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1998. The voting on each matter is set forth below.

1. Votes cast for approval of an increase in the number of shares of Common Stock reserved for issuance under the 1993 Incentive Stock Plan by 3,592,861 shares:

For                   Against               Abstain              Broker Non-Vote
---                   -------               -------              ---------------

8,722,718             4,779,911             109,893              10,352,389


2. Votes cast for amendment of the Procedure for Grants in the 1995 Director Option Plan:

For                   Against               Abstain              Broker Non-Vote
---                   -------               -------              ---------------

9,839,134             4,933,847             163,002              9,028,928


3. Votes cast for approval of an increase in the number of shares of Common Stock reserved for issuance under the 1995 Director Option Plan by 400,000 shares:

For                   Against               Abstain              Broker Non-Vote
---                   -------               -------              ---------------

8,294,640             6,130,372             121,638              9,418,261

4. Votes cast to confirm the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1998:

For                   Against               Abstain              Broker Non-Vote
---                   -------               -------              ---------------

23,703,820            161,089               100,002                          --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits have been filed with this report:

            11.01  Computation of Net Income (Loss) Per Share
            27.01  Financial Data Schedule

      (b) The following report on Form 8-K was filed during the quarter covered by this report:

            Current report on Form 8-K filed August 8, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE 3DO COMPANY


Dated:  November xx, 1997             /s/ TERRENCE SCHMID
                                      ------------------------------------------
                                      Terrence Schmid
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)
                                      (Duly authorized officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                        Description
--------                       -----------

11.01                Computation of Net Income (Loss) Per Share

27.01                Financial Data Schedule
