Form 10-Q
period 1997-12-31
3DO CO
filed 1998-02-06
CIK 898441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     As of January 31, 1998, the number of outstanding shares of the registrants' common stock was 25,713,635.

================================================================================

                                THE 3DO COMPANY

                                     INDEX

                                                                                          PAGE
                                                                                          ----
                                  PART I FINANCIAL INFORMATION

  Item 1.    Consolidated Financial Statements..........................................    2
             Consolidated Balance Sheets at December 31, 1997 and March 31, 1997........    2
             Consolidated Statements of Operations for the three and nine months ended
             December 31, 1997 and 1996.................................................    3
             Consolidated Statements of Cash Flows for the nine months ended December
             31, 1997 and 1996..........................................................    4
             Condensed Notes to Consolidated Financial Statements.......................    5
  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    6
                                   PART II OTHER INFORMATION
  Item 1.    Legal Proceedings..........................................................   16
  Item 6.    Exhibits and Reports on Form 8-K...........................................   16
             Signatures.................................................................   17

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                THE 3DO COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,           MARCH 31,
                                                                    1997                 1997
                                                                ------------           ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                             DATA)
Current assets:
  Cash and cash equivalents....................................  $    1,154            $  14,395
  Short-term investments.......................................      37,036               19,222
  Accounts receivable, net.....................................       1,466                  429
  Prepaid and other current assets.............................         717                1,861
                                                                  ---------            ---------
          Total current assets.................................      40,373               35,907
Property and equipment, net....................................       3,451                6,681
Deposits and other assets......................................       1,603                2,366
                                                                  ---------            ---------
          Total assets.........................................  $   45,427            $  44,954
                                                                  =========            =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................  $      214            $     569
  Accrued expenses.............................................       2,793                3,251
  Deferred revenue.............................................         246               11,992
  Current portion of capital lease obligations.................         416                  807
  Hardware incentive obligations...............................          --                2,944
  Other current liabilities....................................       1,972                2,277
                                                                  ---------            ---------
          Total current liabilities............................       5,641               21,840
Capital lease obligations, net of current portion..............          46                  611
          Other liabilities....................................          --                1,104
                                                                  ---------            ---------
          Total liabilities....................................       5,687               23,555
                                                                  ---------            ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized; no
     shares issued.............................................          --                   --
  Common stock, $.01 par value; 50,000 shares authorized;
     25,480 and 28,369 shares issued and outstanding,
     respectively..............................................         257                  284
  Additional paid-in capital...................................     148,811              158,489
  Cumulative translation adjustment............................        (272)                (164)
  Accumulated deficit..........................................    (108,334)            (137,210)
  Treasury stock, at cost, 233 shares..........................        (722)                  --
                                                                  ---------            ---------
          Total stockholders' equity...........................      39,740               21,399
                                                                  ---------            ---------
          Total liabilities and stockholders' equity...........  $   45,427            $  44,954
                                                                  =========            =========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE          FOR THE NINE
                                                               MONTHS                MONTHS
                                                         ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                         ------------------    ------------------
                                                          1997       1996       1997       1996
                                                         -------    -------    -------    -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Royalties and license fees..........................   $ 6,444    $17,767    $29,371    $52,766
  Software publishing.................................     3,720      3,665      7,879      7,052
  Developer products and other........................        --         15         90      3,708
                                                         -------    -------    -------    -------
          Total revenues..............................   $10,164    $21,447    $37,340    $63,526
                                                         -------    -------    -------    -------
Cost of revenues:
  Royalties and pressing fees.........................        --        197         --        407
  Software publishing.................................     1,460      2,455      3,345      4,351
  Developer products and other........................        --        152         43      2,023
                                                         -------    -------    -------    -------
          Total cost of revenues......................     1,460      2,804      3,388      6,781
                                                         -------    -------    -------    -------
Gross profit..........................................     8,704     18,643     33,952     56,745
                                                         -------    -------    -------    -------
Operating expenses:
  Research and development............................     4,125     11,248     14,415     32,665
  In-process research and development.................        --         --                 7,700
  Sales and marketing.................................     1,199      2,356      3,487      6,083
  General and administrative..........................     1,922      2,651      6,493      8,604
                                                         -------    -------    -------    -------
          Total operating expenses....................     7,246     16,255     24,395     55,052
                                                         -------    -------    -------    -------
Operating income......................................     1,458      2,388      9,557      1,693
Gain on sale of the Systems assets....................        --         --     18,032         --
Net interest and other income.........................       552        567      1,370      1,678
                                                         -------    -------    -------    -------
Income before income and foreign withholding taxes....     2,010      2,955     28,959      3,371
Income and foreign withholding taxes..................        --         70         83      4,070
                                                         -------    -------    -------    -------
Net income (loss).....................................   $ 2,010    $ 2,885    $28,876    $  (699)
                                                         =======    =======    =======    =======
Net income (loss) per share -- basic..................   $  0.08    $  0.10    $  1.08    $ (0.03)
                                                         =======    =======    =======    =======
Net income (loss) per share -- diluted................   $  0.08    $  0.10    $  1.03    $ (0.03)
                                                         =======    =======    =======    =======
Shares used to compute net income (loss)
  per share -- basic..................................    25,606     27,990     26,667     27,503
                                                         =======    =======    =======    =======
Shares used to compute net income (loss)
  per share -- diluted................................    25,777     29,496     28,002     27,503
                                                         =======    =======    =======    =======

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS
                                                                                 ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net profit (loss)......................................................  $ 28,876     $   (699)
  Adjustments to reconcile net profit (loss) to net cash used in operating activities:
  Net loss on disposition of equipment.................................        76           --
  Depreciation and amortization........................................     2,894        5,079
  Deferred revenue.....................................................   (11,746)     (12,086)
  Gain on sale of Systems assets.......................................   (18,032)          --
  Repurchase of 3DO shares.............................................   (10,965)          --
  In-process research and development..................................        --        7,700
  Changes in operating assets and liabilities:
     Accounts receivable, net..........................................    (1,037)         176
     Prepaid and other assets..........................................       906          269
     Accounts payable..................................................      (355)        (831)
     Accrued expenses..................................................      (458)       1,602
     Hardware incentives...............................................    (2,944)      (1,236)
     Other liabilities.................................................    (1,409)        (115)
                                                                         --------     --------
Net cash used in operating activities..................................   (14,194)        (141)
                                                                         --------     --------
Cash flows from investing activities:
  Proceeds from sale of Systems assets.................................    20,000           --
  Proceeds from disposition of equipment...............................        74           --
  Short-term investments, net..........................................   (17,898)      11,395
  Capital expenditures.................................................      (783)      (4,551)
  Purchase price guarantee payment.....................................        --       (4,575)
                                                                         --------     --------
Net cash provided by investing activities..............................     1,393        2,269
                                                                         --------     --------
Cash flows from financing activities:
  Repurchase of 3DO shares.............................................      (722)          --
  Proceeds from issuance of common stock, net..........................     1,261        1,408
  Payments on capital lease obligations................................      (956)      (1,025)
                                                                         --------     --------
Net cash provided by (used in) financing activities....................      (417)         383
                                                                         --------     --------
Effect of foreign currency translation.................................       (23)         (11)
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents...................   (13,241)       2,500
Cash and cash equivalents at beginning of period.......................    14,395        9,459
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $  1,154     $ 11,959
                                                                         ========     ========
Supplemental cash flow information:
  Cash paid during the period for:
     Interest..........................................................  $     23     $    536
     Income and foreign withholding taxes..............................  $     --     $  4,070
Supplemental schedule of noncash investing and financing activities:
  Assets acquired under capital lease obligations......................  $     --     $    116

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                THE 3DO COMPANY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

     The consolidated financial statements of The 3DO Company, a Delaware corporation ("3DO" or the "Company"), as of December 31, 1997, and for the quarter and nine months ended December 31, 1997 and 1996, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

     These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the quarter and nine months ended December 31, 1997 are not necessarily indicative of the results expected for the entire year.

NOTE 2 -- REVENUE RECOGNITION

     Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no related outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is typically recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly on usage.

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

NOTE 5 -- INCENTIVE PROGRAMS

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. Amounts under this and certain other incentive programs were accrued as the obligation arose. In November 1997, the Company paid MEI approximately $2.9 million, which represented the entire outstanding balance under the incentive programs.

NOTE 6 -- INCOME TAXES

     Income tax expense was $0.1 million for the nine months ended December 31, 1997. No income tax expense was incurred for the current quarter. Income tax expense totaled $0.1 million and $4.0 million for the three and nine months ended December 31, 1996, respectively. Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

NOTE 7 -- NEW ACCOUNTING STANDARDS

     During the current period, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997.

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

     The Company developed a next generation 64-bit technology (the "M2 Technology") and, in December 1995, the Company and Matsushita Electronic Industrial Co., Ltd. (hereinafter "MEI" or "Matsushita") entered into a licensing agreement pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was originally granted in exchange for an upfront license payment of $100.0 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Agreement, MEI granted 3DO a nonexclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field,
(ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. As of December 31, 1997, the Company recognized all revenue in connection with the M2 Agreement.

     On April 24, 1996, the Company agreed to make certain modifications to the M2 system design pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. As of December 31, 1997, the Company has either completed all the required milestone delivery obligations or has subcontracted the remaining delivery obligations to be completed to CagEnt, as part of the hardware systems group sales agreement with Samsung Electronics Company, Ltd. ("Samsung"). As a result, the Company has received the remaining balance owed by MEI and has recognized the revenue in full.

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

     On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung for $20.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables due to MEI under the M2 Agreement.

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

     In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company agreed to develop certain modifications to its semiconductor technology familiarly known to the parties as the "3DEngine." As partial consideration under such agreement, the Company received the non-refundable sum of $2.5 million. This payment has been recognized as revenue under the percentage-of-completion method.

     On October 3, 1996, Cirrus filed a complaint to rescind the Cirrus Agreement on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure, and seeking to obtain a repayment of $2.5 million in nonrefundable payments made to the Company. The Company responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Cirrus Agreement and seeking to enforce its rights under said agreement, including procurement of Cirrus' payment of $4.5 million in nonrefundable license fees, prepaid royalties and termination fees, plus damages, interest, and attorneys' fees and costs.

     On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License Agreement. The Company recognized the payment as revenue in the current quarter.

     On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million worth of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of December 31, 1997, the Company has reacquired approximately 200,000 shares. The repurchase plan will remain in effect until rescinded by the Board.

     Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no related outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is typically recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from third-party engineering and licensing agreements are recognized using the percentage-of-completion method. Revenue from the Company's on-line service is recognized monthly on usage.

     The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (1994, 1995 and 1996 with respect to Japan), respectively. This and certain other incentive programs were accrued as the obligation arose. In November 1997, the Company paid MEI approximately $2.9 million, which represented the entire outstanding balance due under the incentive programs.

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

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products created as part of its software development activities; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," below. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.

RESULTS OF OPERATIONS

     For the quarter and nine months ended December 31, 1997, the Company generated net profits of $2.0 million and $28.9 million, respectively, compared to a net profit of $2.9 million and a net loss of $0.7 million for the same periods in fiscal 1997. Included in the net loss for the nine months ended December 31, 1996 was a $7.7 million charge for in-process research and development related to the acquisition of certain of the assets of New World Computing, Inc. ("NWC"), and $4.0 million in withholding taxes related to the payment of $40.0 million by Matsushita pursuant to the M2 Agreement. Net profit for the nine months ended December 31, 1997 includes a one-time $18.0 million gain from the sale to Samsung of certain of the assets related to the Company's former hardware systems group.

     Revenue for the three and nine months ended December 31, 1997 totaled $10.2 million and $37.3 million compared to $21.4 million and $63.5 million for the same periods in fiscal 1997, respectively. Royalties and license fees of $6.4 million and $29.4 million were the largest components of revenue for the three and nine months ended December 31, 1997, compared to $17.8 million and $52.8 million for the prior comparable periods, respectively. The decline was due principally to the shift of the Company's business strategy from hardware design and licensing to focus primarily on entertainment software publishing. As of December 31, 1997, the Company recognized all revenue in connection with the M2 agreement with MEI and the Company's separate hardware-related agreement with Samsung.

     Software publishing revenue for the three and nine months ended December 31, 1997 were $3.7 million and $7.9 million compared to $3.7 million and $7.1 million for the same periods in fiscal 1997, respectively. The increase was attributable to revenue generated by the NWC division for the full nine months of this fiscal year compared to only six months for the prior comparable period, as the Company acquired NWC in June 1996.

     Developer products and other revenue totaled $3.7 million for the nine months ended December 31, 1996 compared to $0.1 million for the nine months ended December 31, 1997. Revenue for the quarter ended December 31, 1996 was nominal and no such revenue was earned for the quarter ended December 31, 1997. Revenue for the current fiscal year periods was comprised primarily of shipments of digital video products. Revenue for the prior comparable period was comprised primarily of shipments of M2 development systems.

     Cost of revenues for the quarter and nine months ended December 31, 1997 totaled $1.5 million and $3.4 million compared to $2.8 million and $6.8 million for the quarter and nine months ended December 31, 1996, respectively. Software publishing revenue includes the sale of software products and the licensing of rights to sell such software products. Cost of publishing revenue as a percentage of publishing revenue were 39% and 42% for the quarter and nine months ended December 31, 1997, compared to 67% and 62% for the prior comparable periods, respectively. The decreases were due primarily to higher average wholesale prices charged for products shipped in the current fiscal year compared to last year, as the Company incurred additional research and development costs to include more complex gameplay, better graphics and sound, and advanced technological features in the titles it published in the current year. The decrease was also attributable to a change in revenue mix to higher licensing revenue, which has no associated cost, from higher product revenue in fiscal 1997. Cost of revenues consists of direct costs associated with development systems products, software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

     Research and development expenses, including in-process research and development, decreased to $4.1 million and $14.4 million for the three and nine months ended December 31, 1997 from $11.2 million and $40.4 million for the three and nine months ended December 31, 1996, respectively. The decrease was primarily due to reduced research and development spending in the Company's former hardware systems division as the majority of the M2 development project approached completion and as the Company transferred certain assets and personnel relating to its former hardware systems group to Samsung. Additionally, a onetime $7.7 million expense for in-process research and development related to the Company's acquisition of certain assets of NWC was incurred in June 1996. The decrease was partially offset by higher on-going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively.

     Sales and marketing expenses for the three and nine months ended December 31, 1997 were $1.2 million and $3.5 million compared to $2.4 million and $6.1 million for the same periods in fiscal 1997. The decrease of 49% and 43% for the three and nine months periods was attributable to fewer new title releases and lower sales and marketing personnel in the current fiscal year compared to fiscal 1997, as the Company streamlines its operations and focuses on the development of titles featuring more complex gameplay, better graphics and sound, and advanced technological features. Sales and marketing expenses incurred during this fiscal year principally consisted of expenses related to software for the PC platform. Moreover, the Company has substantially reduced the operating expenses associated with its international operations by transitioning the functions previously handled by its former office in the United Kingdom to its headquarters in the U.S. Sales and marketing expenses during the nine months ended December 31, 1996 primarily consisted of expenses related to the 32-bit 3DO Interactive Multiplayer systems, digital video products and software products for the PC platform titles.

     General and administrative expenses decreased from $2.7 million and $8.6 million for the quarter and nine months ended December 31, 1996 to $1.9 million and $6.5 million for the same periods in the current fiscal year. The decrease was attributable to reduced overhead expenses as the Company transitioned from a hardware systems licensing company to an entertainment software publishing company, offset by the amortization of goodwill associated with the acquisition of certain assets of NWC.

     Net interest and other income increased from $0.6 million and $1.7 million for the three and nine months ended December 31, 1996 to $0.6 and $19.4 million for the current comparable periods. The increase was due primarily to the $18.0 million gain on the sale of certain assets of the Company's former hardware systems division to Samsung.

     Income and foreign withholding taxes were $0.1 million and $4.1 million for the three and nine months ended December 31, 1996 compared to $0.1 million for the nine months ended December 31, 1997, respectively. No income and foreign withholding taxes were incurred for the current quarter. The decrease was attributable to the fact that foreign withholding taxes calculated at a rate of 10% were incurred in the prior year on a $40.0 million payment received from MEI in June 1996 in connection with the M2 Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $38.2 million at December 31, 1997. At March 31, 1997, cash and short-term investments totaled $33.6 million. This increase was primarily due to the net proceeds of $20.0 million received from Samsung in connection with the sale of certain assets of the Company's former hardware systems business.

     The Company will incur negative cash flow for the remainder of fiscal year 1998 from the continued investment in the internal development of entertainment software titles scheduled to be released in the fourth quarter of fiscal year 1998 and beyond. The Company anticipates that its existing cash resources, future lease and working capital financing, and other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1999. There can be no assurance that additional capital will not be required in fiscal year 2000 since cash flows will be affected by the rate at which the Company releases its products, the market acceptance of such products, and the levels of advertising and promotions required to promote market acceptance of the Company's products. The level of financing required beyond fiscal year 1999 will depend on these and other factors. If the Company needs to raise additional funds through public or private financings, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financings may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to seek funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies, products and/or potential markets.

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

  Changing Product Platforms and Formats

     The Company has entered new, rapidly changing markets with its software products, specifically the enhanced graphics card portion of the PC market, and the Sony PlayStation and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platforms of Sega and Nintendo. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

  Dependence on PC Market

     The Company's future success is in part dependent on the PC market, which is extremely dynamic and has historically been characterized by wide fluctuations in product supply and demand. From time to time, the PC industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Furthermore, rapid technological changes in PC hardware may render the current installed base of PCs and the Company's technology and products obsolete. There can be no assurance that unit sales of PCs or the number of entertainment software users in the PC market will continue at their present levels or increase in the future. The Company's revenues from its entertainment software products will be dependent on marketing and distribution of titles to an installed base of PC users. Any decrease in demand for PCs or the number of entertainment software users in the PC market would have a material adverse effect on the Company's operating results.

  Dependence on the Sony Playstation Market

     The market for software products for the Sony PlayStation is currently experiencing rapid growth. The Company's future success is partly dependent on its ability to successfully take advantage of this market and on the continued growth of the Sony PlayStation market. There can be no assurance that the Company will be able to develop products for the Sony PlayStation in a timely manner to take advantage of this growing market, that the Company's Sony PlayStation software products will achieve market acceptance, or that the Sony PlayStation market will continue to grow. In the event that the Company fails to develop products while the Sony PlayStation market is expanding or fails to deliver products that are commercially successful, or if the Sony PlayStation market does not continue to grow, the Company's operating results would be adversely affected.

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

  Interactive Multiple Player Games on the Internet

     The availability of multiple player games on the Internet is a relatively recent phenomenon. The limited history of multiple player games on the Internet has been characterized by numerous companies entering the market in a short span of time and competing for a limited number of players of multiple player games by providing incentives to attract players' interest and by entering into agreements with the few companies providing Internet game sites that have developed some player following. However, there has been little evidence of success in this area and a profitable business model to capitalize on the Internet multiple player game market has not yet been established. In addition, multiple player games on the Internet require the implementation of newly developed software to accept and process payments from players which may contain errors in the program which have not yet been discovered or corrected. The Company provides free play time and other incentives such as discounts and contests to interest the limited number of players in the market into trying the Company's Internet game, Meridian 59, and has entered into agreements to have such game distributed through Internet game sites. There can be no assurance that any of the incentives provided by the Company or the availability of the Company's games on Internet game sites will result in increased player interest in the Company's games, that the costs of providing such incentives or entering into agreements with Internet game site providers will be compensated for by increased payments from use of the Company's games, that the Company will be able to continue to offer the incentives it does in accordance with the applicable laws of the jurisdictions in which the Company's games are distributed, or that the Company will be able to continue to offer its games through various Internet game sites. In addition, so far none of the pricing models implemented by the Company for Internet multiple player games has yielded profit for the Company, and there can be no assurance that any such model will do so in the future. Furthermore, the Company has experienced problems with certain of the Internet hardware and software it has put into operation and there can be no assurance that such problems or other problems will not reoccur in the future.

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

  Competition

     The Company has entered new markets with certain of its software products and in particular those products currently in development for the Sony PlayStation and Internet markets. This has, to some degree, required distribution through distributors and retailers who had not previously carried the Company's products. There is intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

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

  Variability of Operating Results

     The Company expects that its operating results will experience significant fluctuation as a result of changes in the composition of the Company's revenues, the timing of new video game hardware and software product introductions by the Company's competitors, the timeliness with which the Company is able to release its products to the market, fluctuations in the PC market, the financial impact of acquisitions of other companies and/or products by the Company, the Company's investments in research and development, and expenditures on marketing and promotional programs.

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

  Proprietary Rights and Licenses

     The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its products and related technology in both the United States and other countries. The Company has filed a number of patent applications with the United States Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technology. The process of obtaining patent protection is expensive and absorbs significant management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technologies or that the patent laws will provide effective legal or injunctive remedies to stop any apparent infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

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

     The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company has licensed and may seek to license its products and related technology. There can be no assurance that the copyright laws will adequately protect the Company's technologies.

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

     From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of such products further overlaps, the Company believes that products incorporating its technology may increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings before the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its licensees to import into various jurisdictions, including the United States, or to distribute and sell products within particular jurisdictions. Such a result would materially and adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its licensees will be able to obtain from third parties any required license regarding such technology at a reasonable cost or at all. Failure by the Company or its licensees to obtain any such license would have a material adverse impact on the Company's business, results of operations and financial condition.

  Volatility of Stock Price

     Market prices of securities of companies engaged in the entertainment software industry have been highly volatile. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the entertainment software field, market conditions in the technology, entertainment, cable, telecommunications and other emerging growth company sectors, and rumors relating to the Company or its competitors, have had and may in the future have a significant impact on the market price of the Company's common stock. Further, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies, such as those in the entertainment software industry, that has often been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's common stock.

  Year 2000 Issue

     Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on such computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, accounts payable and payroll modules), customer services, internal networks and telecommunications equipment, and end products. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information.

     The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse affect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 3, 1996, Cirrus Logic, Inc. ("Cirrus") filed a complaint in the Superior Court of the State of California for the Southern Division of the County of Alameda to rescind a Joint Development and License Agreement (the "Cirrus Agreement") entered into between Cirrus and the Company on February 29, 1996, on the grounds of frustration of purpose, mistake, failure of consideration, concealment, and non-disclosure; and to obtain repayment of $2.5 million in nonrefundable payments made to the Company. The Company responded to Cirrus' complaint and filed a cross-complaint regarding Cirrus' breach of the Agreement and seeking to enforce its right under the Cirrus Agreement, including procurement of the payment by Cirrus of $4.5 million in nonrefundable license fees, prepaid royalties, and termination fees; and to recover damages, collect interest, and obtain attorney's fees and costs.

     On October 15, 1997, 3DO and Cirrus agreed to resolve and settle the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Cirrus Agreement. 3DO and Cirrus executed a written Settlement Agreement, effective such matters on October 15, 1997, regarding such matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          EXHIBIT
          NUMBER                                   DESCRIPTION
          ------     ------------------------------------------------------------------------
          11.01      Computation of Net Income (Loss) Per Share
          27.01      Financial Data Schedule

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 1998                   THE 3DO COMPANY

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
11.01    Computation of Net Income (Loss) Per Share
27.01    Financial Data Schedule