Form 10-K
period 1998-03-31
3DO CO
filed 1998-06-25
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
     March 31, 1998                                              0-21336
                                 THE 3DO COMPANY
             (Exact name of Registrant as specified in its charter)

          Delaware                                             94-3177293
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

              600 Galveston Drive, Redwood City, California 94063
             (Address of principal executive offices and zip code)

                                 (650) 261-3000
              (Registrant's telephone number, including area code)

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

As of May 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $73,919,059 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 1998, the number of outstanding shares of the Registrants' Common Stock was 25,969,983.

                                     PART 1


ITEM 1.           BUSINESS

Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements that involve risks and uncertainties. Such statements represent The 3DO Company's ("3DO" or the "Company") reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those projected in the forward-looking statements as a result of the factors described herein. Such forward-looking statements include, but are not limited to: all statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products; the ability of the Company to adequately distribute its software through various distribution channels and the effect of competitive factors in the marketplace, including the market acceptance of certain formats, and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements contained herein. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Risk Factors," below. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.


OVERVIEW

3DO develops, publishes and markets interactive entertainment products for multiple platforms including IBM-compatible personal computers (the "PC"), Sony PlayStation, Nintendo 64, and Internet platforms. During fiscal year 1997, the Company also designed and licensed hardware technologies for the 64-bit consumer and PC markets. In September 1996, the Company announced its intention to exit the hardware business and focus on publishing interactive entertainment software. On June 23, 1997, the Company sold and/or licensed most of the assets of its hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung for $20.0 million. See "Risk Factors -- Hardware Systems Group Sale" on page 10.

The Company was incorporated as SMSG, Inc. under the laws of California in September 1991, commenced operations in October 1991, and changed its name to The 3DO Company in September 1992. The Company is a successor to a California general partnership named Medio, which was formed in October 1990 and dissolved in September 1991. In April 1993, the Company reorganized as a Delaware holding company. In April 1993, the Company acquired a California partnership named NTG, L.P., and one of its partners, NTG, Inc., in exchange for 3DO common stock and cash. The Company's common stock became publicly traded on the Nasdaq National Market in May 1993 under the symbol THDO. The Company acquired the business of Cyclone Studios in November 1995 and of Archetype Interactive Corporation in May 1996. In

June 1996, the Company acquired certain assets of New World Computing, Inc. References to "3DO" or the "Company" mean The 3DO Company, a Delaware corporation, and its subsidiaries and predecessor entities.

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

In December 1995, the Company licensed its next generation 64-bit technology (the "M2 Technology") to Matsushita Electric Industrial Co. Ltd. ("MEI" or "Matsushita") for an upfront license fee of $100.0 million plus certain ongoing royalties (the "M2 Agreement"). On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Licensing Agreement with MEI. As consideration for providing engineering and certain support services, the Company received an additional aggregate fee of approximately $4.5 million received in installments in fiscal 1997 and 1998. On July 23, 1997, the Company and MEI signed a second addendum (the "Second Addendum") to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. The Company recognized approximately $11.0 million of revenue in connection with this transaction.

On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Co. Ltd. ("Samsung") for $20.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables due to MEI under the M2 Agreement.

In September 1996, the Company announced its intention to transition to a developer and publisher of interactive entertainment software for the PC, certain video game consoles and the Internet markets. As a result of the sale of the hardware systems group, the Company has completed this transition. The Company will focus on developing high-quality software products with a special emphasis on creating lasting franchise value in each of the titles developed and published. Because the entertainment software business is a "hits" driven business, the Company seeks to increase its potential for developing hit products by focusing on products that take advantage of the Company's in-house development expertise, have "sequel" potential, and leverage technologies across multiple products and platforms.

The Company creates software titles for the PC, Sony PlayStation, Nintendo 64 and Internet platforms. The Company released several titles for the PC in fiscal years 1997 and 1998, including the hit games "Heroes of Might & Magic II" ("Heroes II") and

"Uprising" from the Company's New World Computing division and Cyclone Studio division, respectively. Both titles have received numerous industry awards, including "Best Turn Based Strategy Game of the Year," "Action Game of the Year," "Editor's Choice" and "Five Stars," from major computer magazine publishers such as PC Gamer, Computer Games Strategy Plus, PC Gamer and Computer Gaming World, respectively. In October 1996, the Company launched "Meridian 59," the first Internet-based, 3D role-playing game. Meridian 59 has established the Company as one of the early leaders in the emerging market for Internet-based entertainment.

The Company is currently organized into three development groups: Studio 3DO, Cyclone Studios and New World Computing. Studio 3DO is located in Redwood City, California, Cyclone Studios in San Mateo, California, and New World Computing in Agoura Hills, California. Each development group includes programmers, artists, designers, directors, audio/video specialists and production management.

MARKET

The market for interactive entertainment software is characterized by multiple platforms with no single platform achieving market dominance. Compressed technology lifecycles have resulted in different personal computer platforms (including Windows 98, Windows 95, Windows, DOS, and Macintosh), multiple generations of video game hardware systems (including 16-bit, 32-bit and 64-bit platforms), and new remote and electronic delivery systems being available simultaneously. For developers and publishers of interactive entertainment software products, this availability of numerous platforms for which consumers may purchase entertainment software has resulted in additional expenses such as substantial investments in research and development of products for operation on these advanced platforms, new and increased marketing efforts for the various platforms and license fees to develop products for certain proprietary platforms, as well as risks such as the potential for failure of the platforms in which research and development investments have been made to achieve sufficient market penetration to allow software developers and publishers to recoup their increased expenses, the ineffectiveness of efforts to market products for these platforms and unfavorable terms in the license agreements governing the development of products for certain proprietary platforms.

The Company is currently developing products for the PC, Sony PlayStation, Nintendo 64 and Internet platforms. The Company expects that it will make substantial investments in research and development and marketing of products for operation on these advanced platforms and in licensing fees for the development of products for proprietary platforms such as the Sony PlayStation and Nintendo 64. Development costs for PC, video game and Internet titles are high due to increased emphasis on video and graphics performance, license fees associated with proprietary platforms, and research and development costs for new and rapidly developing platforms. It is not unusual to have a video game cost over $1.0 million to develop. If the platforms for which the Company has chosen to develop interactive entertainment software do not sustain or achieve significant market penetration, the Company's planned revenues from products for such platforms will not be achieved and the Company may not recover its research, development and marketing investment. Conversely, if platforms for which the Company has chosen not to, or could not obtain licenses to, develop software products achieve significant market success, the Company's revenue growth may also be adversely affected. Today, the Company does not have a license to develop products for some of the popular platforms including the proprietary platforms of Sega Enterprises, Ltd. Although the Company does have the ability to license its titles to publishers who do have such licenses, the revenue from such licensing activity is significantly less than the revenue which could be generated from direct publishing. See "Risk Factors -- Changing

Product Platforms and Formats" on page 10 and "-- Dependence on the PC Market," "-- Dependence on the Proprietary Platform Markets" and "-- Dependence on the Internet Market" on page 11.

The availability of multiple advanced platforms and the corresponding increase in the volume of interactive entertainment software available has also raised the competitiveness of the market. This higher competitiveness has resulted in an increase in the importance of mass merchant software sales as a distribution channel, with corresponding increases in price pressure and competition for limited shelf space to accommodate the abundance of new titles. A number of factors, including historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles and marketing activities all affect the access to distributors and retailers of interactive entertainment software developers and publishers. The Internet platform has provided new distribution opportunities which have come with such corresponding expenses as fees related to Internet payment services, costs of hardware and software to allow Internet distribution of interactive entertainment software and costs for maintaining and advertising on various Internet sites.

There will be intense competition in procuring adequate distribution of the Company's software products for the PC, Sony PlayStation, Nintento 64 and Internet markets. Fewer products in such markets are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' sales of such products. In addition to the challenges faced by the field of interactive entertainment software developers and publishers in such markets, the Company faces further challenges because certain of the markets it is entering with its software products, specifically the Sony PlayStation and Nintendo 64 markets, are new to the Company. To enter these new markets, the Company has had or will need to negotiate with distributors and retailers who, in the past, have not carried the Company's products, as a result of which, the Company has had or will need to spend significant amounts beyond the already substantial marketing and sales expenses to increase new retailers' sales of the Company's products. The Company has also invested in Internet payment services, Internet-capable hardware and software, and Internet distribution marketing and sales efforts to increase its chances of success in the market for interactive entertainment software on the Internet. See "Risk Factors -- Competition" and "-- Variability of Operating Results" on page 13 and "-- Dependence on Distributors" on page 14.

The increased importance of mass merchant software sales and the Internet as distribution channels has been coupled with increased competition for consumer spending, with consumers considering such factors as pricing, brand history, advanced product features, quality and reliability, hardware compatibility, ease of understanding and operation, and availability and quality of support services, and has been affected by such factors as dealer merchandising and advertised pricing. Sales of interactive entertainment software have become increasingly "hits" driven and even such hit software products have only had lifespans of 3 to 12 months. Accordingly, software developers and publishers have had to attempt to constantly develop and bring to market new products that achieve market acceptance quickly, keep pace with competitive offerings, adapt to new hardware platforms and emerging industry standards and provide additional functionality.

The Company has published and will continue to publish titles in a number of different categories or "genres" with the highest consumer interest, including sports, action, strategy, adventure and role playing. Furthermore, the Company has and will continue to focus on markets with relatively small installed bases and limited historical sales, specifically the Internet market, because of its belief that early investment in new platforms is strategically important in order to position the Company as a leader in these emerging markets. In the short term, this strategy may negatively affect the Company's financial performance by delaying revenues until use of the Internet gains market acceptance for interactive entertainment applications. See "Risk Factors -- Short Product Lifespans" on page 12 and "-- Variability of Operating Results" on page 13.


COMPETITION

See "Risk Factors -- Competition" on page 13.

RESEARCH AND DEVELOPMENT

During fiscal year 1998, the Company significantly expanded its entertainment software development efforts and continued developing advanced products for the PC, Sony PlayStation and Internet markets. In addition, the Company began to develop software titles for the Nintendo 64 in fiscal year 1998 to take advantage of that growing market segment. The Company contracts with a limited number of external developers to accommodate its development requirements for its Sony PlayStation projects. Currently less than 10% of the Company's development is contracted through external developers and this percentage is expected to remain low. The Company's agreements with its external developers usually call for significant advances or prepaid royalties to be paid to the developer during the development process as well as certain ongoing royalties.

The Company invests in the creation of software tools and utilities that are used in the development of software products. These tools are being designed to allow for more cost-effective product development and the ability to more efficiently convert products from one hardware platform to another.

The Company makes substantial investments in research and development of software products for new platforms, such as Sony PlayStation, Nintendo 64 and the Internet. Such investment typically begins one to two years in advance of the availability of such products. If the Company invests in the development of products for a platform that does not achieve significant market penetration, the Company's planned revenues from those products will not be achieved and the Company may not recover its development investment. Conversely, if the Company does not choose to develop for a platform that achieves significant market success or is unable to obtain the rights to develop products for such platforms, its revenue growth may also be adversely affected. There can be no assurance that the Company will correctly make such platform choices or will be able to obtain adequate rights to develop products for such platforms.

SEASONALITY AND VARIABILITY OF OPERATING RESULTS

The market for interactive entertainment software is highly seasonal. The Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introductions of and demand for particular software titles, which the Company has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcements by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays which can materially adversely affect the sales of a product if a product is not released in time for the holiday season.

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

Product development schedules, particularly for new platforms such as Sony PlayStation, Nintendo 64 and the Internet, are difficult to predict because they involve creative processes, use of new development tools for new platforms, and the learning process associated with development for new technologies, as well as other factors. In addition, today's leading-edge entertainment software products frequently include substantial amounts of content and are complex, time-consuming and costly to develop, which can cause additional development and scheduling risks. These development risks can cause particular difficulties in predicting quarterly results. Failure to meet product development schedules may cause a shortfall in shipments in any quarter and may cause the operating results for such quarter to fall significantly below anticipated levels.

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

The Company also licenses its products to third parties for international distribution and marketing. Under these agreements the Company provides third-party licensees with final software code from which to manufacture, market and distribute the Company's products outside North America. Such agreements also provide that the Company receives a minimum guaranteed payment as well as potential royalties on product sales in the designated territories. The market for licensing products internationally is highly competitive. There can be no assurance that the Company will be able to maintain its current international licensing arrangements or enter into new ones. In the event that the Company does sign a license for a third party to market and distribute the Company's titles overseas, there can be no assurance that such products will achieve market success and generate royalties for the Company. Failure to sign licenses or achieve market acceptance of licensed products overseas would have a material adverse affect on the Company's revenues and resulting financial performance.


The percentage breakdown by principal source of the Company's revenues for the three fiscal years in which the Company earned revenue is as follows:

                                                              1998           1997            1996
                                                              ----           ----            ----
       Royalties and license fees                             76%             86%            64%
       Software publishing                                    24%             10%            19%
       Development systems and other sales                     --              4%            17%


Matsushita and its affiliates represent, in fiscal year 1998, a major customer of the Company, providing approximately 67% of the Company's revenues. Revenue from Matsushita and its affiliates is primarily related to the M2 Agreement. All of the previously unrecognized revenue associated with the M2 Agreement with Matsushita has been recognized in fiscal year 1998.

ACQUISITIONS

During November 1995, the Company acquired the business of Cyclone Studios, a software developer located in the greater San Francisco area. The purchase price consisted of cash, stock and potential future consideration based upon the financial performance of the new division. On May 31, 1996, the Company acquired all of the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a software developer, also based in the greater San Francisco area. Archetype's only product, "Meridian 59," a multi-user role playing game designed to be played over the Internet, is now published and distributed by the Company.

In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company located in Agoura Hills, California. As consideration for the purchase, the Company issued approximately 1 million shares of its common stock to NWC's parent, NTN Communications, Inc. ("NTN"). In addition, pursuant to the terms of the purchase agreement, the Company made a cash payment to NTN because the value of the Company's stock issued in the transaction fell below $10.00 per share during a certain period following the closing date (the "Purchase Price Guarantee"). The Company paid approximately $5.0 million in cash to NTN with no further obligations under the Purchase Price Guarantee. The Company accounted for the acquisition using the purchase method of accounting.

These acquisitions place a strain on the Company's management, operational, financial and administrative resources. There can be no assurance that the Company will be able to successfully integrate these entities into the Company, or that such acquisitions will be profitable for the Company.

INTERNATIONAL OPERATIONS

The Company maintains a subsidiary in the United Kingdom, 3DO Europe, Ltd. ("3DO Europe"). Prior to fiscal year 1998, 3DO Europe focused on licensing the Company's software products for international distribution. In July 1997, the Company transitioned most of such activities to the United States to be managed by employees at the Company's headquarters in Redwood City, California.

In December 1995, the Company sold its Japanese developer support business for the 3DO Multiplayer platform to Matsushita. The Company continues to maintain a subsidiary in Japan, Studio 3DO K.K. However, as of March 31, 1998, this entity had no employees and was not conducting any business activities.

PROPRIETARY RIGHTS AND LICENSES

The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its products and underlying technologies in the U.S. and other countries. The Company has several United States patent applications which are presently pending in the United States Patent and Trademark Office and has filed for protection of certain patents in various countries under the protection of the Patent Cooperation Treaty.

The Company also relies on its trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its employees, consultants, vendors and current and prospective licensees. The Company's license agreements typically prohibit unauthorized disclosure and unauthorized reverse-engineering of the Company's technologies.

The Company relies in part on copyright laws to prevent unauthorized duplication or distribution of its software, written materials and audiovisual works. Existing copyright laws and enforcement procedures afford only limited protection, particularly in certain jurisdictions outside the United States.

The Company has applied for trademark protection in the United States and in various other countries for the Company's name and logo and, in a limited number of countries, for the names of certain products. The Company licenses its trade names, trademarks and logos for use in connection with authorized product offerings marketed and distributed by its licensees.

From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlap, the Company believes that its products should be expected to increasingly become the subject of infringement claims by third parties. If such claims occur, the Company could incur substantial costs in defending itself.

EMPLOYEES

On March 31, 1998, the Company's personnel included 222 full-time employees and 42 independent contractors in the United States. These persons provided services in the following functional areas: 16 in sales and marketing, 207 in studio, and 41 in finance, administration, distribution and legal services. As of March 31, 1998, the Company's Japanese and European subsidiaries had no employees.

Many of the Company's employees are highly skilled. The Company's business depends, to a great extent, on its ability to attract and retain skilled employees. The game software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel, and, as such, the Company competes for its employees with entertainment software and interactive multimedia companies, as well as other high technology companies in the hardware and software industries, many of which have substantially greater resources than the Company. There can be no assurance that the Company will be able to attract and retain skilled employees, and the loss of skilled employees could have a material, adverse effect on the Company's business. The employees and the Company are not parties to any collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

HARDWARE SYSTEMS GROUP SALE

On June 23, 1997, the Company sold certain assets of its former hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. No agreement with MEI, including, without limitation, any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with or without CagEnt's subcontracted assistance, will successfully complete the deliverable items required pursuant to the M2 Agreement, as amended. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are otherwise terminated prior to completion or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. This would have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

CHANGING PRODUCT PLATFORMS AND FORMATS

The Company has entered new, rapidly changing markets with its software products, specifically the enhanced graphics card portion of the PC market, and the Sony PlayStation and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platform of Sega. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

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

DEPENDENCE ON THE PROPRIETARY PLATFORM MARKETS

The market for software products for the various proprietary platforms for which the Company develops software products, including the Sony PlayStation and Nintendo 64, are currently experiencing rapid growth. The Company's future success is partly dependent on its ability to successfully take advantage of these markets and on the continued growth of these markets. There can be no assurance that the Company will be able to develop products for these markets in a timely manner to take advantage of these growing markets, that the Company's software products for these markets will achieve market acceptance, or that these markets will continue to grow. In the event that the Company fails to develop products while these markets are expanding or fails to deliver products that are commercially successful, or if these markets do not continue to grow, the Company's operating results would be adversely affected.

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

INTERACTIVE MULTIPLE PLAYER GAMES IN THE INTERNET

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

COMPETITION

The Company has entered new markets with certain of its software products and in particular, those products currently in development for the Sony PlayStation, Nintendo 64 and Internet markets. This has, to some degree, required distribution through distributors and retailers who had not previously carried the Company's products. There is intense competition in procuring adequate distribution of the Company's software products. There can be no assurance that the Company will succeed in obtaining sufficient distribution to enable its products to achieve market success.

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

A variety of companies offer products that compete directly with one or more of the Company's software products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include large independent multi-platform software developers such as Electronic Arts Inc., Eidos plc, Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and GT Interactive Software, as well as publishers of personal computer software such as Microsoft Corporation and Broderbund Software.

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

The Company has stock-balancing programs for its software products that, under certain circumstances and up to a specified amount, allow for the return and exchange of software products by resellers. The Company also typically provides for price protection for its software products that, under certain conditions, allows the reseller a price reduction from the Company for unsold products. The Company maintains a policy of exchanging products or giving credits, but does not typically give cash refunds. The risk of price protection requirements is increasing as a result of the maturing and the increasingly "hit" based nature of the video game market. Moreover, the risk of product returns may increase as new hardware platforms become more popular or market factors force the Company to make changes in its distribution system. Overstocking in the distribution channel can result in high returns or the requirement for substantial price protection in subsequent periods. The Company establishes reserves for returns and price protection based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. However, there can be no assurance that actual returns or price protection requirements will not exceed the Company's reserves.

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

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel. Given the Company's early stage of development, the Company is dependent on its ability to recruit, retain and motivate high-quality personnel, especially highly-skilled engineers, programmers and artists involved in the ongoing development required to define future interactive technologies, refine existing interactive technologies, introduce enhancements for future applications, and develop novel software titles. The Company is particularly dependent on the skills and contributions of several key individuals, any one of whom may voluntarily terminate employment with the Company at any time and whose departure would have a material adverse effect on the Company's business. The Company is particularly dependent upon its Chief Executive Officer, Trip Hawkins. The Company does not have "key person" life insurance policies on any of its employees. The game software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company competes with computer hardware, software and entertainment companies for the recruitment of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

PROPRIETARY RIGHTS AND LICENSES

The Company's success will depend in part on its ability to obtain and enforce intellectual property protection for its products and related technology in both the United States and other countries. The Company has filed a number of patent applications with the United States Patent and Trademark Office ("U.S. Patent Office") and international counterparts of certain of these applications with the United States Receiving Office pursuant to the Patent Cooperation Treaty. The Company intends to file additional applications as it deems appropriate for patents covering its technology. The process of obtaining patent protection is expensive and absorbs significant management and engineering time. No assurance can be given that any patents will issue from these applications or that, if any patent does issue, the claims allowed will be sufficiently broad to protect the key aspects of the Company's technologies, or that the patent laws will provide effective legal or injunctive remedies to stop any apparent infringement of the Company's patents. In addition, no assurance can be given that any patent issued to the Company will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages to the Company, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, developers, vendors, and current and prospective licensees. The Company's license agreements typically prohibit unauthorized disclosure and unauthorized reverse-engineering of the Company's licensed technology. However, the Company expects that third parties may attempt to reverse-engineer its technology without authorization and there can be no assurance that the Company's confidentiality and license agreements will not be breached or that the Company will have adequate remedies for any breach. As a result, the Company may not have an adequate remedy if a competitor disassembles or reverse-engineers products that incorporate the Company's proprietary technology, even if such technology is protected by trade secret or copyright law. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

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

The Company licenses its trade names, trademarks and logos for use in connection with authorized products. The Company has experienced difficulty in registering some of its marks in various jurisdictions, including Japan. There can be no assurance that the Company will obtain sufficient trademark protection for these marks, that these marks will not be duplicated without authorization, or that the Company will have adequate remedies for trademark infringement in any country.

From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of such products further overlaps, the Company believes that its products may increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings before the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its licensees to import into various jurisdictions, including the United States, or to distribute and sell products within particular jurisdictions. Such a result would materially and adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its licensees will be able to obtain from third parties any required license regarding such technology at a reasonable cost or at all. Failure by the Company or its licensees to obtain any such license would have a material adverse impact on the Company's business, results of operations and financial condition.

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

The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not certain that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

RECENT ACQUISITIONS

The Company acquired the business of Cyclone Studios ("Cyclone"), a software developer, during November of 1995. In May of 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a developer of a multi-user role playing game to be played over the Internet. In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), an entertainment software company. Each of these acquisitions represented the addition of new products and personnel to the Company, which has caused changes in the allocation of management and other resources, marketing strategies and production systems. The Company's ability to manage these acquired businesses effectively will depend on its ability to hire additional management and technical personnel and to continue to improve the operating, financial and management systems and controls in each of its operating units. There can be no assurance that the Company will be able to successfully integrate these acquired businesses, or other companies which the Company may acquire in the future, with the current operations of the Company.

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


ITEM 2. PROPERTIES

As of March 31, 1998, the Company leased 25,488 square feet, net of approximately 25,000 square feet sublet to a third party, of facilities in Redwood City, California, 7,600 square feet in San Mateo, California, and 10,922 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately $84,000. These facilities house the Company's administrative, research, development and sales operations. The lease with respect to the existing Redwood City facilities expires in August 1998 with an option to extend for three years. The lease for the San Mateo site expires in May 1999, while the lease for the Agoura Hills facility expires in January 2001. The Company believes that these facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades publicly on the Nasdaq National Market under the symbol "THDO." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the Nasdaq National Market.

                                                                         Closing Sales Prices
                                                                  -----------------------------------
                                                                       High                   Low
                                                                  -------------         -------------
Fiscal Year Ended March 31, 1997:
           First Quarter                                            $ 12.38               $  8.25
           Second Quarter                                             11.25                  5.63
           Third Quarter                                               6.63                  4.63
           Fourth Quarter                                              5.50                  2.63

Fiscal Year Ended March 31, 1998:
           First Quarter                                            $  5.19               $  2.75
           Second Quarter                                              4.50                  3.25
           Third Quarter                                               3.75                  2.00
           Fourth Quarter                                              3.59                  2.00


As of May 31, 1998, there were approximately 798 holders of record of 25,969,983 shares of outstanding common stock.

DIVIDEND POLICY

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


(in thousands,
except for per share amounts)                   Fiscal Years Ended March 31,
                                      --------------------------------------------------
                                        1998      1997      1996       1995       1994
                                      --------  --------  --------   --------   --------
OPERATING DATA:
Total revenues                        $ 38,890  $ 92,350  $ 37,918   $ 30,380   $ 10,295
Total cost of revenues                   3,959     7,989     7,914      7,177      3,464
                                      --------  --------  --------   --------   --------
Gross profit                            34,931    84,361    30,004     23,203      6,831
                                      --------  --------  --------   --------   --------

Operating expenses:
Research and development                19,147    42,077    41,184     36,483     23,412
Sales and marketing                      5,612     8,043     6,837     11,777      8,248
General and administrative               7,322    11,310     9,535      7,504      6,175
Market development advertising              --        --       924      4,926         --
Stock incentive                             --        --        --      8,359         --
Acquisition of NTG royalty rights           --        --        --         --     21,353
In-process research and development         --     7,700        --         --         --
                                      --------  --------  --------   --------   --------
Total operating expenses                32,081    69,130    58,480     69,049     59,188
                                      --------  --------  --------   --------   --------

Operating income (loss)                  2,850    15,231   (28,476)   (45,846)   (52,357)

Gain from sale of the Systems group     18,032        --        --         --         --
Net interest and other income            1,874     2,115       684        437        976
                                      --------  --------  --------   --------   --------

Income (loss) before provision for
 income and foreign withholding taxes   22,756    17,346   (27,792)   (45,409)   (51,381)

Income and foreign withholding taxes       219     4,075     6,876        853         50
                                      --------  --------  --------   --------   --------

Net income (loss)                       22,537  $ 13,271  $(34,668)  $(46,262)  $(51,431)
                                      ========  ========  ========   ========   ========

Basic net income (loss) per share     $   0.85  $   0.48  $  (1.36)  $  (2.04)  $  (2.60)
                                      ========  ========  ========   ========   ========

Diluted net income (loss) per share   $   0.83  $   0.46  $  (1.36)  $  (2.04)  $  (2.60)
                                      ========  ========  ========   ========   ========

Shares used to compute basic net
 income (loss) per share                26,387    27,662    25,456     22,697     19,747
                                      ========  ========  ========   ========   ========

Shares used to compute diluted net
 income (loss) per share                27,114    28,935    25,456     22,697     19,747
                                      ========  ========  ========   ========   ========

(in thousands)                                             March 31,
                                        -------------------------------------------------
                                            1998      1997      1996       1995      1994
                                        --------  --------  --------   --------  --------
BALANCE SHEET DATA:
Cash and available-for-sale securities  $ 34,584  $ 33,617  $ 50,145   $ 14,346  $ 14,301
Working capital (deficit)               $ 28,769  $ 14,067  $ (6,951)  $ 10,826  $ 10,494
Total assets                            $ 40,447  $ 44,954  $ 63,330   $ 34,161  $ 25,870
Total long-term liabilities                   --  $  1,715  $  1,831   $  6,529  $  2,152
Total stockholders' equity              $ 33,578  $ 21,399  $    131   $ 15,685  $ 15,879


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

Private Securities Litigation Reform Act Safe Harbor Statement

Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, all statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products; the ability of the Company to adequately distribute its software products through various distribution channels; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements contained herein. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Risk Factors," above. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.

Overview

Since commencement of its operations in October 1991, the Company has been developing interactive technologies and software applications. To date, it has devoted a majority of its resources to research and development activities, marketing and licensing its technology, recruiting and supporting third-party licensees. More recently, the Company has sold most of the assets of its former hardware systems group and devoted its efforts to developing high-quality game software products with a special emphasis on creating lasting franchise value for multiple platforms including the IBM-compatible PC CD-ROM platform (the "PC"), the 32-bit PlayStation platform (the "Sony PlayStation") developed by Sony Computer Entertainment, Inc., the Nintendo 64 platform (the "N64") developed by Nintendo Company, Ltd., and the Internet.

Prior to fiscal year 1997, the Company generated a majority of its revenue from software royalties and pressing fees on titles published by its software licensees for the 3DO Multiplayer platform. The Company also derived revenue from the sale of development systems to licensees, software title development activities whereby the Company developed titles under contract for publishing by third parties, engineering activities under contract to third parties, technology licensing fees, and the licensing and distribution of software titles published by the Company and others. Revenue has also been generated from royalties paid by semiconductor foundries upon their sale of licensed chipsets to hardware system manufacturers (see "Results of Operations" below).

In fiscal years 1997 and 1998, the Company derived the majority of its revenue from technology licensing fees and the publishing and distribution of internally and externally developed software titles. For most of fiscal year 1995 and fiscal year 1996, the focus of the Company's business was on maximizing royalty revenues from the pressing and publishing of third-party software CDs that played on the Company's first generation Interactive Multiplayer (the "3DO Multiplayer") systems marketed and distributed by Matsushita Electronic Industrial Co., Ltd. ("MEI" or "Matsushita"), Sanyo Electric Co., Ltd. ("Sanyo") and LG Precision Co., Ltd. ("Goldstar"), which failed to achieve market acceptance. As a result, this third-party CD pressing and publishing royalty stream decreased significantly to less than 1% of revenue in fiscal years 1997 and 1998. The Company has recently reorganized its organization to focus on entertainment software products for the PC, Sony PlayStation, Nintendo 64 and Internet platforms.

Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no related outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is typically recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from third-party engineering and licensing agreements is recognized using the percentage-of-completion method. Revenue from the Company's on-line service is recognized monthly on usage.

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

The Company developed a next generation 64-bit technology (the "M2 Technology") and, in December 1995, the Company and MEI entered into a licensing agreement pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was originally granted in exchange for an upfront license payment of $100.0 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology. Under the terms of the M2 Agreement, MEI granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. As of March 31, 1998, the Company recognized all revenue in connection with the M2 Agreement under the percentage-of-completion method of accounting.

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

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. As of March 31, 1998, the Company has either completed all the required milestone delivery obligations or has subcontracted the remaining delivery obligations to be completed to CagEnt, as part of the hardware systems group sales agreement with Samsung Electronics Company, Ltd. ("Samsung"). As a result, the Company has received the remaining balance owed by MEI and has recognized the revenue in full.

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

On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung for $20.0 million. The Company recognized a gain of $18.0 million on this transaction. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables due to MEI under the M2 Agreement.

No agreement with MEI, including, without limitation, any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with or without CagEnt's subcontracted assistance, will successfully complete the deliverables required pursuant to the M2 Agreement. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are otherwise terminated prior to completion or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. The Company believes it has adequately provided for such potential obligations in the consolidated financial statements. However, such an event could have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, Inc. ("Cirrus") for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (the "Cirrus Agreement") the Company agreed to develop certain modifications to its semiconductor technology familiarly known to the parties as the "3DEngine." As partial consideration under such agreement, the Company received the nonrefundable sum of $2.5 million. This payment has been recognized as revenue under the percentage-of-completion method.

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

On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License Agreement. The Company recognized the payment as revenue in the current fiscal year.

In November 1995, the Company acquired the business, including all of the assets and certain of the liabilities, of Cyclone Studios, a software developer. Consideration for the purchase consisted of upfront cash and stock, and potential future consideration based upon the financial performance of the resulting new software development division. The upfront portion of the purchase price, approximately $880,000, was expensed as acquired in-process research and development in the third quarter of fiscal year 1996 because the acquired technology had not yet reached technological feasibility and had no other future alternative uses.

On May 31, 1996, the Company acquired all the outstanding capital stock of Archetype Interactive Corporation ("Archetype"), a software developer of a multi-user role playing game designed to be played over the Internet. In exchange for the outstanding capital stock of Archetype, the Company issued 592,000 shares of its common stock to the Archetype shareholders. The Company accounted for this acquisition using the pooling of interests method.

In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer. Subsequent to the asset purchase, the Company created a production unit using the NWC brand name. NWC continues to be a wholly-owned subsidiary of NTN Communications, Inc. ("NTN"). As consideration for the purchase, the Company issued 1 million shares of its common stock to NTN. In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the Company stock issued in the transaction fell below an amount equal to approximately $10.00 per share during a period following the closing date (the "Purchase Price Guarantee"); as of December 31, 1996, the Company paid approximately $5.0 million to NTN. This payment represents the total amount due to NTN under the terms of the asset purchase agreement and, as such, the Company has no further obligations to NTN under the Purchase Price Guarantee. The Company recorded the purchase in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter of fiscal year 1997 for $7.7 million representing the amount of the purchase price assigned to in-process research and development because the acquired technology had not yet reached technological feasibility and had no other future alternative uses. At the time, the entire purchase was booked at the guaranteed purchase price. As a result, the one-time payment of approximately $5.0 million has no impact on the Company's income statement for fiscal year ended March 31, 1997. Also included as part of the purchase price were intangibles valued at $3.1 million, to be amortized on a straight-line basis over a period of one to five years.

On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million worth of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of March 31, 1998, the Company has reacquired 233,500 shares. The repurchase plan will remain in effect until rescinded by the Board.

The Company will continue to incur substantial expenditures to develop its business throughout fiscal year 1999. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including the timing of software product introductions by the Company and its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenues will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

On April 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, dilutive EPS.

RESULTS OF OPERATIONS

The following discussions compare the results of operations for the fiscal year ended March 31, 1998, to the fiscal year ended March 31, 1997, and the fiscal year ended March 31, 1997, to the fiscal year ended March 31, 1996. The operating results for each of the years ended March 31, 1998, 1997 and 1996 are not necessarily indicative of operating results in future periods. The following comparative information should be read in conjunction with the Consolidated Financial Statements and Notes thereto for each period discussed, as well as the information presented in other sections of Management's Discussion and Analysis.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997


(in thousands)                                   Years Ended March 31             Change
                                          --------------------------------   ----------------
                                            1998     %(a)    1997     %(a)     Amount       %
                                          --------  -----  --------  -----   --------   -----
Revenues:
     Royalties and license fees           $ 29,371   75.6  $ 79,167   85.7   $(49,796)  (62.9)
     Software publishing                     9,429   24.2     9,540   10.3       (111)   (1.2)
     Development systems and other              90    0.2     3,643    4.0     (3,553)  (97.5)
                                          --------  -----  --------  -----   --------   -----
Total revenues                              38,890  100.0    92,350  100.0    (53,460)  (57.9)
                                          --------  -----  --------  -----   --------   -----

Cost of revenues:
     Royalties and license fees                 --     --       456    0.6       (456)  (100.0)
     Software publishing                     3,916   41.5     5,397   56.6     (1,481)  (27.4)
     Development systems and other              43   47.8     2,136   58.6     (2,093)  (98.0)
                                          --------  -----  --------  -----   --------   -----
Total cost of revenues                       3,959   10.2     7,989    8.6     (4,030)  (50.4)
                                          --------  -----  --------  -----   --------   -----

Gross profit                                34,931   89.8    84,361   91.4    (49,430)  (58.6)
                                          --------  -----  --------  -----   --------   -----

Operating expenses:
     Research and development               19,148   49.2    42,077   45.6    (22,929)  (54.5)
     Sales and marketing                     5,612   14.4     8,043    8.7     (2,431)  (30.2)
     General and administrative              7,322   18.8    11,310   12.3     (3,988)  (35.3)
     In-process research and development        --     --     7,700    8.3     (7,700)  (100.0)
                                          --------  -----  --------  -----   --------   -----
Total operating expenses                    32,082   82.5    69,130   74.9    (37,048)  (53.6)
                                          --------  -----  --------  -----   --------   -----

Operating income                             2,849    7.3    15,231   16.5    (12,382)  (81.3)

Gain on sale of Systems assets              18,033   46.4        --     --     18,033      --
Net interest and other income                1,874    4.8     2,115    2.3       (241)  (11.4)
                                          --------  -----  --------  -----   --------   -----

Income before income and
 foreign withholding taxes                  22,756   58.5    17,346   18.8      5,410    31.2

Income and foreign withholding taxes           219    0.6     4,075    4.4     (3,856)  (94.6)
                                          --------  -----  --------  -----   --------   -----

Net income                                $ 22,537   58.0  $ 13,271   14.4   $  9,266    69.8
                                          ========  =====  ========  =====   ========   =====



(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

Revenue for the year ended March 31, 1998, decreased by approximately $53.5 million (58%) from $92.4 million in fiscal year 1997 to $38.9 million in fiscal year 1998. Royalties and license fees were the largest component of revenue and accounted for approximately 76% and 86% for the years ended March 31, 1998, and 1997, respectively, and represented an approximate $49.8 million (63%) decrease compared to the prior year. Royalties and license fees consisted of technology license fees, software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the Notes to the Consolidated Financial Statements). Included in technology license fees is $12.0 million, $73.5 million and $14.5 million for fiscal years 1998, 1997 and 1996, respectively, revenue recognized under the M2 Agreement with Matsushita (see "Overview," above). The Company does not expect to recognize any additional royalties and license fees in the future relating to its former hardware systems business. The revenue recognition methodology for the M2 Agreement is based upon the percentage-of-completion method, as the Company fulfills its commitments to deliver technology as specified in the agreement. The Company recognized $3.5 million and $2.5 million in revenue in fiscal year 1998 and 1997, respectively, related to the Cirrus Agreement. The Company does not expect to recognize any additional revenue related to the Cirrus Agreement, as all obligations have been met and finalized.

Software publishing revenue was approximately $9.4 million for the year ended March 31, 1998 compared to $9.5 million for the prior year ended March 31, 1997, a decrease of approximately $0.1 million (1%). Software publishing revenue was generated by the Company's publishing, distribution, and licensing of externally and internally developed software titles. Software publishing revenue for the fiscal years 1998 and 1997 were primarily generated from New World Computing, a division of 3DO, which was acquired in June 1996. In fiscal year 1999, the Company expects the revenue mix from each of the Company's three divisions to be more evenly distributed, as many of the current developing titles from Cyclone Studios and Studio 3DO approach completion. Software revenue was recorded net of reserves for price protection and returns and discounts.

Development systems and other revenue of $0.1 million for fiscal year 1998 decreased approximately $3.5 million (98%) compared to the prior fiscal year. Development systems and other revenue were primarily comprised of revenue from sales of M2 development systems and video digital encoders. This decrease was due to the Company's plan to exit the hardware business and the sale of the Systems group to Samsung in June 1997.

Cost of revenues of approximately $4.0 million decreased by approximately $4.0 million (50%) compared to the prior year. Cost of revenues consisted of direct costs associated with software titles and development systems products sold and developer royalties. Internal development costs of software title development for titles published by the Company or by third-party publishers is recognized as incurred and included in research and development expenses. Costs of revenues, as a percentage of revenue, were approximately 10% for the fiscal year ended March 31, 1998, compared to approximately 9% for fiscal year 1997. The increase was primarily due to the decreased proportion of royalties and license fee revenue recognized for the year ended March 31, 1998, which had significantly lower associated costs of revenues, compared to all other types of revenues.

Research and development expenses, including in-process research and development, of approximately $19.1 million decreased by approximately $30.6 million (62%) for the year ended March 31, 1998, compared to fiscal year 1997. The decrease was primarily due to a one-time $7.7 million charge for in-process research and development related to the Company's acquisition of the assets of New World Computing in June 1996, and the sale of the Systems group to Samsung, realizing a saving of $15.4 million in operating expenses. In addition, research and development spending for the software publishing and the Internet divisions were lower in fiscal year 1998 compared to the prior year due to the restructuring in January 1997 to streamline the Company's operations.

Sales and marketing expenses decreased $2.4 million (30%) from $8.0 million in fiscal year 1997 to $5.6 million in fiscal year 1998. The decrease was primarily due to the closing down of the Company's sales office located in the U.K. in the second quarter of the current fiscal year to reduce costs and to consolidate all sales and licensing efforts to the Company's headquarters in the U.S. In addition, since the Company continues to be in the infancy stage of its software publishing business and only released two original titles in fiscal year 1998, it has managed to cut down substantially on its sales and marketing overhead. The Company anticipates that sales and marketing expenses will increase in the near future as many of the Company's current developing software titles are expected to be completed in fiscal year 1999.

General and administrative expenses of approximately $7.3 million decreased by approximately $4.0 million (35%) for the fiscal year 1998, compared to the prior fiscal year. The decrease was primarily due to the restructuring in January 1997 to reduce overhead expenses and the provision for bad debt recorded in fiscal year 1997 as the Company prepared to exit the hardware business.

On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment to Samsung for $20.0 million. The Company recognized a gain of $18.0 million on this transaction. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables due to MEI under the M2 Agreement.

Net interest and other income decreased from $2.1 million to approximately $1.9 million for the years ended March 31, 1997 and 1998, respectively. The net decrease was primarily due to a decrease in interest income as a result of lower average cash balances in fiscal year 1998 compared to fiscal year 1997. The decrease in average cash balances was due to cash used in operating activities, offset by cash receipts in connection with the sale of the Systems group and the Cirrus settlement.

The provision for income and foreign withholding taxes decreased from $4.1 million for fiscal year 1997 to $0.2 million for fiscal year 1998. The decrease is primarily attributable to $4.0 million in foreign withholding taxes associated with a payment received under the M2 Agreement with Matsushita for the prior fiscal year (see "Overview," above). The Company's current fiscal year's foreign withholding taxes were principally related to withholding taxes for foreign licensing agreements.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

(in thousands)                                 Years Ended March 31                  Change
                                     ---------------------------------------   --------------------
                                       1997       %(a)      1996       %(a)       Amount        %
                                     --------    -----    --------     -----     --------     -----
Revenues:
   Royalties and license fees        $ 79,167     85.7    $ 24,074      63.5     $ 55,093     228.9
   Software publishing                  9,540     10.3       7,330      19.3        2,210      30.2
   Development systems and other        3,643      4.0       6,514      17.2       (2,871)    (44.1)
                                     --------    -----    --------     -----     --------     -----
Total revenues                         92,350    100.0      37,918     100.0       54,432     143.6
                                     --------    -----    --------     -----     --------     -----

Cost of revenues:
   Royalties and license fees             456      0.6         694       2.9         (238)    (34.3)
   Software publishing                  5,397     56.6       3,989      54.4        1,408      35.3
   Development systems and other        2,136     58.6       3,231      49.6       (1,095)    (33.9)
                                     --------    -----    --------     -----     --------     -----
Total cost of revenues                  7,989      8.6       7,914      20.9           75       1.0
                                     --------    -----    --------     -----     --------     -----

Gross profit                           84,361     91.4      30,004      79.1       54,357     181.2
                                     --------    -----    --------     -----     --------     -----

Operating expenses:
   Research and development            42,077     45.6      41,184     108.6          893       2.2
   Sales and marketing                  8,043      8.7       6,837      18.0        1,206      17.6
   General and administrative          11,310     12.3       9,535      25.2        1,775      18.6
   Market development advertising          --       --         924       2.4         (924)    (100.0)
   In-process research and
     development                        7,700      8.3          --        --        7,700        --
                                     --------    -----    --------     -----     --------     -----
Total operating expenses               69,130     74.9      58,480     154.2       10,650      18.2
                                     --------    -----    --------     -----     --------     -----

Operating income (loss)                15,231     16.5     (28,476)    (75.1)      43,707        --

Net interest and other
   income                               2,115      2.3         684       1.8        1,431     209.2
                                     --------    -----    --------     -----     --------     -----

Income (loss) before income and
   foreign withholding taxes           17,346     18.8     (27,792)    (73.3)      45,138        --


Income and foreign
   withholding taxes                    4,075      4.4       6,876      18.1       (2,801)    (40.7)
                                     --------    -----    --------     -----     --------     -----

Net income (loss)                    $ 13,271     14.4    $(34,668)    (91.4)    $ 47,939        --
                                     ========    =====    ========     =====     ========     =====

(a) Percentage of total revenues except cost of revenue components, which are a percentage of their respective revenue amounts.

Revenue for the year ended March 31, 1997, increased by approximately $54.4 million (144%) from $37.9 million in fiscal year 1996 to $92.3 million in fiscal year 1997. Royalties and license fees were the largest component of revenue and accounted for approximately 86% and 64% for the years ended March 31, 1997, and 1996, respectively, and represented an approximate $55.1 million (229%) increase compared to the prior year. Royalties and license fees consisted of technology license fees, software royalties, pressing fees, semiconductor royalties and MDF revenue (see Note A of the Notes to the Consolidated Financial Statements). Included in technology license fees are $73.5 million and $14.5 million for fiscal years 1997 and 1996, respectively, recognized under the M2 Agreement with Matsushita (see "Overview," above). The revenue recognition methodology for the M2 Agreement is based upon the percentage-of-completion method, as the Company fulfills its commitments to deliver technology as specified in the agreement. Software royalties decreased from $6.7 million in fiscal year 1996 to $0.1 million in fiscal year 1997 due to decreases in sales of software products compatible with

3DO Multiplayer systems being manufactured by third-party publishers. In light of the fact that the 3DO Multiplayer did not achieve market acceptance, the Company does not expect to earn additional revenues from software royalties and pressing fees related to the 3DO Multiplayer platform in the future. The Company recognized $2.5 million in revenue in fiscal year 1997 related to the Cirrus Agreement. No revenue was recognized in fiscal year 1996 as the Cirrus Agreement commenced on February 29, 1996.

Software publishing revenue of approximately $9.5 million for the year ended March 31, 1997, increased by approximately $2.2 million (30.2%) compared to the prior fiscal year, which resulted from the Company's increased publishing and distribution activities. Software publishing revenue is generated by the Company's publishing, distribution, and licensing of externally and internally developed software titles. The increase in software publishing revenue is primarily due to revenues generated from NWC, which was acquired in June 1996. During fiscal year 1996, the Company recognized approximately $1.4 million in software publishing revenues under the agreement in which the Company granted Matsushita the right to license, manufacture and distribute certain software titles developed by or for 3DO. Software revenue is recorded net of reserves for price protection and returns.

Development systems and other revenue of $3.6 million for fiscal year 1997 decreased approximately $2.9 million (44%) compared to the prior fiscal year. This decrease is comprised of a $0.6 million decrease in development systems revenue and a decrease of approximately $2.1 million in other revenue compared to the prior year. For the fiscal year ended March 31, 1997, development system sales of $2.6 million was a decrease compared to the prior fiscal year, which was a result of a decline in new orders for M2 development systems. Other revenue for fiscal year 1997 totaled approximately $1.1 million and is primarily comprised of engineering and development services and encryption and duplication revenues. The decrease is primarily due to the decision to eliminate software development activities for other publishers.

Cost of revenues of approximately $8.0 million increased by approximately $0.1 million (1%), compared to the prior year. Cost of revenues consists of direct costs associated with software titles and development systems products sold, developer royalties, and hardware systems incentives accrued on all chipsets shipped into distribution. Internal development costs of software title development for titles published by the Company or by third-party publishers is recognized as incurred and included in research and development expenses. Costs of revenues, as a percentage of revenue, were approximately 9% for the fiscal year ended March 31, 1997, compared to approximately 21% for fiscal year 1996. The decrease is primarily due to the increased proportion of royalties and license fee revenue recognized for the year ended March 31, 1997, which have significantly lower associated costs of revenues, compared to all other types of revenues.

Research and development expenses, including in-process research and development, of approximately $49.8 million increased by approximately $8.6 million (21%) for the year ended March 31, 1997, compared to fiscal year 1996. The increase was primarily due to a one-time $7.7 million charge for in-process research and development related to the Company's acquisition of the assets of New World Computing in June 1996, and on-going development expenses associated with Cyclone Studios, Archetype Interactive and New World Computing, which were acquired by the Company in November 1995, May 1996 and June 1996, respectively. The increase was partially offset by the decrease in research and development spending in the hardware systems division as the M2 development project approaches completion. The Company anticipates that research and development expenses will significantly decrease after the sale of its hardware systems unit to Samsung has been completed.

Sales and marketing expenses, including market development and advertising, of approximately $8.0 million increased by approximately $0.3 million (3.6%) for fiscal year 1997, compared to the prior fiscal year, primarily due to marketing and promotional expenses associated with the Company's Internet game, Meridian 59.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investments, which totaled approximately $34.6 million and $33.6 million as of March 31, 1998 and 1997, respectively. The increase in fiscal year 1998 was attributable to cash received in connection with the sale of the Systems group to Samsung and the Cirrus settlement (See Note H and Note I of the Notes to the Consolidated Financial Statements), offset by cash used in operating activities. The current ratio (current assets to current liabilities) was 5.19 to 1 as of March 31, 1998, compared to 1.64 to 1 as of March 31, 1997. This improvement is primarily due to decreases in deferred revenue, decrease in current portion of the capital lease obligations and current hardware incentive obligations balances at March 31, 1998, which were partially offset by decreased inventory and other prepaid expense balances. Net cash used in operating activities was $17.3 million for the fiscal year ended March 31, 1998, which compares with net cash used in operating activities of $8.1 million for fiscal year 1997. For the fiscal year ended March 31, 1998, the Company invested approximately $1.3 million ($4.3 million in the prior year) in fixed assets, excluding assets acquired under capital lease obligations, which were primarily purchases of computer equipment, software applications and office furnishings.

The Company anticipates that existing cash resources and working capital financing should be sufficient to fund the Company's activities through the end of fiscal year 1999. There can be no assurance that additional capital will not be required in fiscal year 2000 since cash flows will be affected by the rate at which the Company develops, publishes and distributes software titles and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance. The level of financing required beyond fiscal year 1999 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies and/or potential markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on Pages 33 through 55.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
The 3DO Company:

We have audited the accompanying consolidated balance sheets of The 3DO Company and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO Company and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP


Mountain View, California
May 11, 1998

                        THE 3DO COMPANY AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             March 31,
                                                                      -----------------------
                                                                         1998          1997
                                                                      ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  16,209     $  14,395
   Short-term investments                                                18,375        19,222
   Accounts receivable, net                                                 216           429
   Prepaid and other current assets                                         838         1,861
                                                                      ---------     ---------
Total current assets                                                     35,638        35,907

Property and equipment, net                                               3,336         6,681
Deposits and other assets                                                 1,473         2,366
                                                                      ---------     ---------

Total assets                                                          $  40,447     $  44,954
                                                                      =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $     495     $     569
   Accrued expenses                                                       2,468         3,251
   Deferred revenue                                                         352        11,992
   Current portion of capital lease obligations                             335           807
   Hardware incentive obligations                                            --         2,944
   Other current liabilities                                              3,219         2,277
                                                                      ---------     ---------
Total current liabilities                                                 6,869        21,840

Capital lease obligations, net of current portion                            --           611
Other liabilities                                                            --         1,104
                                                                      ---------     ---------
Total liabilities                                                         6,869        23,555
                                                                      ---------     ---------


Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
     authorized;  no shares issued                                           --            --
   Common stock, $0.01 par value; 50,000 shares authorized;
     25,570 and 28,369 shares issued and outstanding, respectively          256           284
   Additional paid-in capital                                           159,938       158,489
   Cumulative translation adjustment                                       (290)         (164)
   Accumulated deficit                                                 (114,673)     (137,210)
   Treasury stock, at cost, 3,448 shares                                (11,653)           --
                                                                      ---------     ---------
Total stockholders' equity                                               33,578        21,399
                                                                      ---------     ---------

Total liabilities and stockholders' equity                            $  40,447     $  44,954
                                                                      =========     =========


See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                   Years Ended March 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
Revenues:
   Royalties and license fees                                 $ 29,371    $ 79,167    $ 24,074
   Software publishing                                           9,429       9,540       7,330
   Development systems and other                                    90       3,643       6,514
                                                              --------    --------    --------
Total revenues                                                  38,890      92,350      37,918
                                                              --------    --------    --------

Cost of revenues:
   Royalties and license fees                                       --         456         694
   Software publishing                                           3,916       5,397       3,989
   Development systems and other                                    43       2,136       3,231
                                                              --------    --------    --------
Total cost of revenues                                           3,959       7,989       7,914
                                                              --------    --------    --------

Gross profit                                                    34,931      84,361      30,004
                                                              --------    --------    --------

Operating expenses:
   Research and development                                     19,147      42,077      40,356
   Sales and marketing                                           5,612       8,043       7,761
   General and administrative                                    7,322      11,310       9,535
   In-process research and development                              --       7,700         828
                                                              --------    --------    --------
Total operating expenses                                        32,081      69,130      58,480
                                                              --------    --------    --------

Operating income (loss)                                          2,850      15,231     (28,476)

Gain on sale of Systems assets                                  18,032          --          --
Net interest and other income                                    1,874       2,115         684
                                                              --------    --------    --------

Income (loss) before income and foreign withholding taxes       22,756      17,346     (27,792)

Income and foreign withholding taxes                               219       4,075       6,876
                                                              --------    --------    --------

Net income (loss)                                               22,537    $ 13,271    $(34,668)
                                                              ========    ========    ========

Basic net income (loss) per share                             $   0.85    $   0.48    $  (1.36)
                                                              ========    ========    ========
Diluted net income (loss) per share                           $   0.83    $   0.46    $  (1.36)
                                                              ========    ========    ========

Shares used to compute basic net income (loss) per share        26,387      27,662      25,456
                                                              ========    ========    ========
Shares used to compute diluted net income (loss) per share      27,114      28,935      25,456
                                                              ========    ========    ========



See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (in thousands)


                                                                       Additional    Treasury   Cumulative
                                                      Common Stock      Paid-in       Stock,    Translation Accumulated Stockholders
                                                 Shares     Amount      Capital      at Cost    Adjustment  Deficit        Equity
                                                --------   ---------   ---------    ----------  ---------   ---------   ------------
  Balance as of March 31, 1995                   23,482        $235    $ 130,965    $       --   $   298    $(115,813)     $ 15,685

  Sales of Common stock, net of issuance
       costs of $5                                1,580          16       16,537                                             16,553
  Issuance of common stock for acquisition           50                      506                                                506
  Sale of common stock through employee
       stock plans and other plans                  491           5        2,537                                              2,542
  Common stock issued under stock
       incentive program                            400           4           (4)                                                --
  Foreign currency translation                                                                       (487)                     (487)
  Net loss                                                                                                    (34,668)      (34,668)
                                                --------   ---------   ---------    ----------   --------   ---------     ---------
  Balances as of March 31, 1996                  26,003         260      150,541            --       (189)   (150,481)          131

  Issuance of common stock for  acquisition       1,610          16        5,664                                              5,680
  Sale of common stock through employee
       stock plans and other plans                  709           7        1,844                                              1,851
  Common stock issued under stock
       incentive program                             47           1          440                                                441
  Foreign currency translation                                                                         25                        25
  Net income                                                                                                   13,271        13,271
                                                --------   ---------   ---------    ----------   --------   ---------     ---------
  Balances as of March 31, 1997                  28,369        $284    $ 158,489            --    $  (164)  $(137,210)     $ 21,399

  Sale of common stock through employee
       stock plans and other plans                 649           6        1,449                                              1,455
  Repurchase of 3DO shares                      (3,448)        (34)                    (11,653)                             (11,687)
  Foreign currency translation                                                                       (126)                     (126)
  Net income                                                                                                   22,537        22,537
                                                --------   ---------   ---------    ----------   --------   ---------      --------
  Balances as of March 31, 1998                  25,570        $256    $ 159,938     $(11,653)   $   (290)  $(114,673)     $ 33,578
                       === ====                 ========   =========   =========     ========    ========   =========      ========

See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended March 31,
                                                          ----------------------------------
                                                            1998         1997         1996
                                                          --------     --------     --------
Cash flows from operating activities:
   Net income (loss)                                      $ 22,537     $ 13,271     $(34,668)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                        3,744        7,446        5,630
        Deferred revenue                                   (11,640)     (35,870)      46,713
        Gain on sale of Systems assets                     (18,032)          --           --
        Revenue recognized in exchange for 3DO shares      (10,965)          --           --
        In-process research and development                     --        7,700          828
        Changes in operating assets and liabilities:
          Accounts receivable, net                             213        2,571        3,751
          Prepaid and other assets                             803          733          902
          Accounts payable                                     (74)      (2,249)      (1,531)
          Accrued expenses                                    (783)      (1,540)        (618)
          Hardware incentives                               (2,944)      (1,236)         975
          Other liabilities                                   (162)       1,095          547
                                                          --------     --------     --------
Net cash provided by (used in) operating activities        (17,303)      (8,079)      22,529
                                                          --------     --------     --------

Cash flows from investing activities:
   Proceeds from sale of Systems assets                     20,000           --           --
   Proceeds from disposition of equipment                       74           --           --
   Short-term investments, net                                 735       21,500      (31,155)
   Capital expenditures                                     (1,328)      (4,304)      (3,265)
   Acquisition of businesses                                    --       (4,575)        (442)
                                                          --------     --------     --------
Net cash provided by (used in) investing activities         19,481       12,621      (34,862)
                                                          --------     --------     --------

Cash flows from financing activities:
   Repurchase of 3DO shares                                   (722)          --           --
   Proceeds from issuance of common stock, net               1,455        1,851       19,095
   Payments on capital lease obligations                    (1,083)      (1,446)      (1,631)
                                                          --------     --------     --------
Net cash provided by (used in) financing activities           (350)         405       17,464
                                                          --------     --------     --------

Effect of foreign currency translation                         (14)         (11)        (518)
                                                          --------     --------     --------

Net increase in cash and cash equivalents                    1,814        4,936        4,613

Cash and cash equivalents at beginning of year              14,395        9,459        4,846
                                                          --------     --------     --------

Cash and cash equivalents at end of year                    16,209       14,395     $  9,459
                                                          ========     ========     ========

Supplemental disclosures of cash flow information:
   Cash paid during the year
     Interest                                             $    135     $    628     $    757
     Income and foreign withholding taxes                 $     --     $  4,075     $  6,776


Noncash investing and financing transactions:
   Assets acquired under capital lease obligations        $     --     $    152     $    245

   Common stock issued in connection with
    business acquisitions                                 $     --     $  5,680     $    506


See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

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

Cash Equivalents and Short-term Investments

Cash equivalents include highly liquid investments with remaining maturities of 90 days or less at the date of purchase.

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

Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Stock-Based Compensation

Effective April 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996



Compensation," which requires pro forma disclosure of net income and earnings per share as if SFAS No. 123's fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for the preparation of its basic consolidated financial statements. (See Note F, "Stock Plans").

Revenue Recognition

The Company recognizes software revenue in accordance with the Statement of Position (SOP) 91-1, "Software Revenue Recognition." Revenue pertaining to the license fees, including that from the M2 Technology Agreement (the"M2 Agreement"), is being recognized using the percentage-of-completion method based on the costs incurred to fulfill the Company's commitments to deliver technology as specified in the agreement. Revenue from the sales of software titles published and distributed by the Company, and revenue from the sales of development systems is recognized at the time of shipment, provided the Company has no significant outstanding obligations. Subject to certain limitations, the Company permits customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection to retailers on certain unsold merchandise. Software publishing revenue is reflected net of an allowance for returns, price protection and discounts. Revenue from software title development agreements with third-party publishers and third-party engineering agreements is recognized upon the attainment of contractual milestones (approximating the percentage-of-completion method) and is included in "Development systems and other revenues" in the accompanying Consolidated Statements of Operations. The Company recognizes revenue from royalty and pressing fee agreements upon receipt of documentation indicating that the compact disc ("CD") manufacturer shipped CDs to the software title developers or publishers, or the licensed chipset foundry shipped chipsets to the hardware manufacturers. Revenue from software maintenance, including maintenance bundled with the development systems, is recognized on a straight-line basis over the term of the agreement, generally one year, and is included in other revenue.

Deferred revenue consists primarily of payments received in advance of revenue being earned under the M2 Agreement (see Note G, "Matsushita Electric Industrial Co., Ltd. Agreements," for further information), engineering and development agreements, certification fees, software licensing agreements and deposits.

Other Assets

Intangible assets, primarily goodwill from the acquisition of New World Computing, are stated at cost less accumulated amortization and are included in other assets. The Company periodically reviews the net realizable value of its intangible costs and adjusts the carrying amount accordingly.

Advertising Expenses

Advertising costs are expensed as incurred. Cooperative advertising with distributors and retailers is accrued when spending is committed. Cooperative credits are reimbursed when qualifying claims are submitted. For fiscal year ended March 31, 1998, 1997, and 1996, advertising expenses totaled approximately $3,511,000, $3,682,000, and $3,657,000, respectively.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


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

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies. Net gains and losses resulting from foreign exchange transactions were immaterial during the periods presented.

Net Income (Loss) Per Share

For fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potential dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997.

Share information used to compute basic and diluted earnings per share are as follows:

                                                   For the years ended March 31,
                                                  ------------------------------
                                                     1998      1997      1996
                                                    ------    ------    ------
Shares used to compute basic net income
(loss) per share - Weighted-average number of
common shares outstanding                           26,387    27,662    25,456

Effect of common equivalent shares  - stock
options outstanding using the treasury stock
method                                                 727     1,273        --

                                                    ------    ------    ------
Shares used to compute diluted net income
(loss) per share                                    27,114    28,935    25,456
                                                    ======    ======    ======

Options to purchase 932,823, 109,406 and 5,328,529 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations in 1998,

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


1997 and 1996, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.13, $11.49 and $9.28 in 1998, 1997 and 1996, respectively.

Recent Accounting Pronouncements

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company is still considering the effect of adopting SOP 97-2, however the Company generally does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which is effective beginning in 1998. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components which will be presented in association with the Company's consolidated financial statements. Comprehensive income is defined as the change in an enterprise's equity during a reporting period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


B. AVAILABLE-FOR-SALE SECURITIES

The Company has accounted for investments in equity securities as "available-for-sale" and has stated applicable investments at fair value. The marketable securities included an immaterial gross unrealized loss at March 31, 1998 and 1997.

Available-for-sale securities classified as current assets as of March 31, 1998 and 1997 included the following:

                                             March 31,
                                        ----------------------
                                           1998        1997
                                        ----------  ----------
    (in thousands)                      Aggregate   Aggregate
                                        Fair Value  Fair Value
                                        ----------  ----------
Short-term investments:
   U. S. Treasury and other
    government agency obligations        $11,553    $15,710
   Commercial debt securities              6,822      3,512
                                         -------    -------
Total short-term investments              18,375     19,222

Cash equivalents:
   Money market funds                     15,128      7,963
   Asset backed repurchase agreements         --      4,946
                                         -------    -------
 Total cash equivalents                   15,128     12,909

                                         -------    -------
Total available-for-sale securities      $33,503    $32,131
                                         =======    =======

The aggregate fair value of the Company's investment in available-for-sale securities as of March 31, 1998, by contractual maturity, consisted of the following:

    (in thousands)                                             Aggregate
                                                              Fair Value
                                                          ---------------
    Due in one year or less                                       22,709
    Due in one to three years                                     10,794
                                                          ---------------
                                                                  33,503
                                                          ===============

The aggregate fair value approximates amortized cost.


C. ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for the years ended March 31, 1998, 1997 and 1996:

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


    (in thousands)                          March 31,
                                -------------------------------
                                  1998        1997        1996
                                -------     -------     -------
Balance at beginning of year    $ 3,108     $ 2,329     $   249
Additions                         2,113       4,873       4,540
Deductions                       (3,333)     (4,094)     (2,460)
                                -------     -------     -------
Balance at end of year          $ 1,888     $ 3,108     $ 2,329
                                =======     =======     =======



D. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1998 and 1997, consisted of:

     (in thousands)                                       March 31,
                                                  ---------------------
                                                    1998         1997
                                                  --------     --------
Computer and manufacturing equipment              $  6,578     $ 18,616
Furniture, fixtures and leasehold improvements       2,567        3,828
Computer software                                    2,563        4,824
                                                  --------     --------
Property and equipment, at cost                     11,708       27,268
Less accumulated depreciation and amortization      (8,372)     (20,587)
                                                  --------     --------
Property and equipment, net                       $  3,336     $  6,681
                                                  ========     ========

As of March 31, 1998 and 1997, property and equipment includes approximately $1.6 and $5.5 million of assets acquired under capital lease obligations, respectively. Accumulated amortization related to these lease obligations was approximately $1.5 million and $5.2 million as of March 31, 1998 and 1997, respectively.

Depreciation and amortization expense associated with property and equipment amounted to approximately $2.9 million and $6.6 million for the fiscal years ended March 31, 1998 and 1997, respectively.


E. ACCRUED EXPENSES

Accrued expenses as of March 31, 1998 and 1997, consisted of the following:

(in thousands)               March 31,
                        ----------------
                          1998      1997
                        ------    ------
Accrued compensation    $  614    $  909
Accrued royalties          643       871
Other                    1,211     1,471
                        ------    ------
                        $2,468    $3,251
                        ======    ======


                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996



F. STOCK PLANS


Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 15% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal years 1998, 1997 and 1996, 127,596, 204,254 and
179,059 shares, respectively, were issued by the Company to employees at a price ranging from $2.18 to $2.98, $3.98 to $6.80 and $8.02 to $8.50 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $1.44, $2.93 and $4.65 at March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998, 1997 and 1996, the Company had 422,959, 550,555 and 754,809 shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

Stock Option Plan

The Company's 1993 Incentive Stock Plan (the "Plan") authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive stock options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest over a 60-month period. Unexercised options generally expire 10 years from date of grant.

As of March 31, 1998, 1997 and 1996, 18,229,625, 13,211,136 and 9,618,275
shares, respectively, of common stock have been authorized for issuance under the Plan.

Director Option Plan

The Company's 1995 Director Option Plan (the "Director Plan") authorizes the granting of non-qualified stock options to each Outside Director on the date such person first becomes an Outside Director. The exercise price of the options is the fair market value per share of the common stock on the grant date. The stock options vest over a 60-month period. Unexercised options expire ten years from the date of grant.

As of March 31, 1998 and 1997, 700,000 and 300,000 shares, respectively, of common stock have been authorized for issuance under the Director Plan.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


Transactions for the years ended March 31, 1998, 1997 and 1996, were as follows:

                                                         Options Outstanding
                                                     -----------------------------
                                       Options                        Weighted
                                      Available                       Average
                                      for Grant        Shares      Exercise Prices
                                     -----------     -----------   ---------------
Outstanding as of  March 31, 1995      1,164,716       4,048,448     $ 7.57

Authorized                             3,848,705              --         --
Granted                               (2,627,704)      2,627,704      11.60
Terminated                             1,057,208      (1,035,031)     10.22
Exercised                                     --        (312,592)      3.53

                                     -----------     -----------
Outstanding as of March 31, 1996       3,442,925       5,328,529       9.28

Authorized                             3,000,000              --         --
Granted                              (16,005,702)     16,005,702       6.79
Terminated                            13,306,657     (13,306,657)      8.82
Exercised                                     --        (438,085)      1.64

                                     -----------     -----------
Outstanding as of March 31, 1997       3,743,880       7,589,489       5.27

Authorized                             3,992,861              --         --
Granted                              (12,063,610)     12,063,610       3.14
Terminated                            10,656,742     (10,656,742)      4.75
Exercised                                     --        (521,287)      2.20
                                     -----------     -----------
Outstanding as of March 31, 1998       6,329,873       8,475,070     $ 3.07
                                     ===========     ===========

The weighted-average fair values of options granted during 1998, 1997 and 1996 with exercise price equal to market value were $1.07, $2.41 and $6.13, respectively.

As of March 31, 1998, 1997 and 1996, 1,564,301, 1,618,167 and 1,486,055 options, respectively, were exercisable under the Plan. The weighted-average exercise price for the shares exercisable at March 31, 1998, 1997 and 1996 were $3.12, $4.84, and $6.54, respectively. Fiscal year 1998 and 1997 shares granted and shares terminated as shown in the table above included options which were repriced.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


The following table summarizes information about fixed stock options outstanding at March 31, 1998:

                                   Options Outstanding                        Options Exercisable
                      -----------------------------------------------  -----------------------------------
                                           Weighted-
                                           average         Weighted-                          Weighted-
                                          Remaining        average                            average
                          Number         Contractual       Exercise           Number          Exercise
  Exercise Price        Outstanding         Life            Price         Outstanding          Price
--------------------  ----------------  --------------  --------------  -----------------  --------------
  $0.05 to $0.40               40,541       4.26           $ 0.18                 40,541        $   0.18

  $0.41 to $2.00              102,222       4.83           $ 2.00                102,222         $  2.00

  $2.01 to $3.00            1,336,150       9.85           $ 2.13                     --              --

  $3.01 to $4.00            6,961,034       9.17           $ 3.27              1,400,210         $  3.25

  $4.01 to $7.00               31,217       6.63           $ 5.41                 19,361         $  5.46

  $7.01 to $10.25               3,906       5.71           $ 8.33                  1,967         $  8.51

                      ================                                  =================
  $0.05 to $10.25           8,475,070       9.19           $ 3.07              1,564,301         $  3.12
                      ================                                  =================

In November 1993, December 1993, May 1994, December 1994, April 1996, October 1996 and April 1997, the Board of Directors approved the repricing of options granted at prices in excess of $34.00, $23.50, $9.875, $10.75, $8.25, $5.50 and
$3.25 per share, respectively, for all employees, including executive officers.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


Pro Forma Net Income (Loss)

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the year ended March 31, 1998 and 1997 would have been as indicated below:


                                                           Years Ended March 31,
                                                   --------------------------------------
                                                      1998          1997          1996
                                                   ----------    ----------    ----------
Net income (loss) as reported                      $   22,537    $   13,271    $  (34,668)
Pro forma                                          $   16,483    $    7,230    $  (36,064)

Net income (loss) per basic share as reported      $     0.85    $     0.48    $    (1.36)
Pro forma                                          $     0.62    $     0.26    $    (1.42)

Net income (loss) per diluted share as reported    $     0.83    $     0.46    $    (1.36)
Pro forma                                          $     0.61    $     0.25    $    (1.42)


The effects of applying SFAS No. 123 may not be representative of the effects on reported operating results for future years as the pro forma calculations are based on grants made in fiscal years 1998, 1997 and 1996 only. The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for fiscal years 1998, 1997 and 1996:

                                                      Option Plan                        ESPP
                                             ------------------------------- ------------------------------
                                               1998       1997      1996       1998       1997      1996
                                             ---------- --------- ---------- ---------- --------- ---------
Weighted-average risk free rate                  6.31%     6.01%      5.93%      5.63%     6.04%     5.59%
 Expected life of options/rights (in years)                                      2 years with 6 month
                                                   3.5       3.5        3.5           increments
Expected stock price volatility                    78%       68%        68%        78%       68%       68%
Dividend yield                                      --        --         --         --        --        --
Forfeiture rate                                    60%       60%        60%        60%       60%       60%



G. MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. AGREEMENTS


On December 7, 1995, the Company and Matsushita Electronic Industrial Co., Ltd. ("MEI" or "Matsushita") entered into a licensing agreement pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (the "M2 Agreement"). The license was originally granted in exchange for an upfront license payment of $100.0 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

Under the terms of the M2 Agreement, MEI granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of (i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. The Company recognized approximately $12.0 million, $73.5 million and $14.5 million of revenue in connection with the M2 Agreement in fiscal years 1998, 1997 and 1996, respectively. As of March 31, 1998, all revenue related to the M2 Agreement has been recognized.

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

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design pursuant to the terms of an addendum (the "Addendum") to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal years 1997 and 1998. As of March 31, 1998, the Company has either completed all the required milestone delivery obligations or has subcontracted the remaining delivery obligations to be completed to CagEnt, as part of the hardware systems group sales agreement with Samsung Electronics Company, Ltd. ("Samsung") (see Note H "Sale of Systems Group"). As a result, the Company has received the remaining balance owed by MEI and has recognized the revenue in full.

On July 23, 1997, the Company and MEI signed a second addendum (the "Second Addendum") to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. The Company recognized approximately $11.0 million of non-cash revenue in connection with this transaction.

H. SALE OF SYSTEMS GROUP

On June 23, 1997, the Company sold most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million, realizing a gain of approximately $18.0 million. As part of the sales agreement, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with MEI. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are otherwise terminated prior to completion or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. The Company believes it has adequately provided for such potential obligations in the consolidated financial statements. However, such an event could have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business. CagEnt also acquired from Samsung the Company's former video encoder business as part of the Company's transaction with Samsung.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

I. CIRRUS LOGIC, INC.

On February 29, 1996, the Company and Cirrus Logic, Inc. ("Cirrus") entered into a Joint Development and License Agreement (the "Cirrus Agreement") regarding the Company's development and license to Cirrus of certain modifications to the "3-D Engine," which is a component of the Company's proprietary semiconductor technology. As consideration under the Cirrus Agreement, the Company is to receive a nonrefundable amount not to exceed $7.8 million. The Company recognized $3.5 million and $2.5 million of revenue in fiscal years 1998 and 1997, respectively, under the percentage-of-completion method of accounting.

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

On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Joint Development and License Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Joint Development and License Agreement. The Company recognized the payment as revenue in the current fiscal year.

J. INCENTIVE AND PROMOTIONAL PROGRAMS

Incentive Programs

The Company provided a manufacturing incentive of $5.00, $4.00 and $3.00 for each 3DO Multiplayer system distributed in calendar years 1993, 1994 and 1995 (or 1994, 1995 and 1996 for units distributed within the Japanese domestic market), respectively. Amounts under the Manufacturing Incentive Program and certain other incentive programs were accrued as the obligation arose. In May 1996, one of the Company's hardware licensees elected to receive 47,090 shares of the Company's stock in lieu of a cash payment of $0.4 million. In addition, a total cash payment of $1.2 million was paid on April 1, 1996. In November 1997, the Company paid MEI approximately $2.9 million, which represented the entire outstanding balance due under the incentive programs.

The Company entered into an agreement with its hardware system licensees to provide two shares of 3DO Common Stock for each 3DO hardware system they shipped from February 1, 1994, through September 30, 1994, at or below certain suggested retail prices (the Stock Incentive Program). The Stock Incentive Program was extended through December 31, 1994, for one of the licensees. As of March 31, 1998, the Company had issued 466,826 shares under this program.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

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

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


K. NET INTEREST AND OTHER INCOME

Other income for fiscal year 1998 included an $18.0 million gain from the sale of the Systems group (see Note H "Sale of Systems Group"). Net interest and other income for the fiscal years ended March 31, 1998, 1997 and 1996, consisted of the following:

        (in thousands)                Years Ended March 31,
                               ----------------------------------
                                 1998         1997         1996
                               --------     --------     --------
Interest income                $  2,108     $  2,720     $  1,422
Interest expense                   (135)        (628)        (757)
Other income (expense), net      17,933           23           19
                               --------     --------     --------
                               $ 19,906     $  2,115     $    684
                               ========     ========     ========

L. INCOME TAXES

The provision for income taxes consisted of the following:

      (in thousands)                           Years Ended March 31,
                                            --------------------------
                                              1998      1997      1996
                                            ------    ------    ------
      Current:
         Federal                            $  120    $   75    $  502
         State and local                         1         1         1
         Foreign                                98     3,999     6,373
                                            ------    ------    ------
      Total current                            219     4,075     6,876
                                            ------    ------    ------

      Total deferred                            --        --        --
                                            ------    ------    ------

      Total income taxes                    $  219    $4,075    $6,876
                                            ======    ======    ======

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996



The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                         1998          1997           1996
                                      -----------    ----------    ----------
Statutary federal tax rate               34.0%          34.0%         (34.0%)
Valuation allowance                     (36.05)        (33.6)          32.2
Foreign tax withholding and other         3.05          23.1          (22.9)
                                         -----          ----           ----
                                             1%         23.5%         (24.7%)
                                         =====          ====           ====


The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 1998 and 1997, are presented as follows:


      (in thousands)                                March 31,
                                             ---------------------
                                               1998         1997
                                             --------     --------
Deferred tax asset:
  Depreciation and amortization              $  2,479     $  2,452
  Deferred revenue                                151        4,813
  Deferred research and development costs       7,819        5,260
  Net operating loss carryforwards             30,554       30,581
  Tax credit carryforwards                     22,257       21,340
  Other                                        (2,260)       2,880
                                             --------     --------
Total gross deferred tax assets                61,000       67,326
Less valuation allowance                      (61,000)     (67,326)
                                             --------     --------
Net deferred tax assets                      $     --     $     --
                                             ========     ========


The valuation allowance decreased $6.3 million in the year ended March 31, 1998. Approximately $0.3 million of the valuation allowance is related to benefits associated with employee stock options, which will be allocated to equity when realized.

As of March 31, 1998, the Company had cumulative federal net operating loss carryforwards of approximately $89.0 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal years 2008 through 2013. As of March 31, 1998, the Company has cumulative California net operating loss carryforwards of approximately $1.8 million, which if not offset against future taxable income, will expire in the fiscal year 2003.

As of March 31, 1998, the Company had unused research and development tax credits of approximately $5.7 million and $4.2 million available to reduce future federal and California income taxes, respectively, expiring through fiscal year 2013. The Company also had foreign tax credits of approximately $11.3 million available to reduce future federal income taxes, expiring through fiscal year 2003. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carry forward indefinitely.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


M. LEASE COMMITMENTS

The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Lease payments for the periods ended March 31, 1998, 1997, and 1996, were $1.2 million, $2.0 million and $1.7 million, respectively.


Future minimum lease payments are as follows:

     (in thousands)
                                                      Operating
     March 31,                                           Leases
                                                      ---------
     1999                                               $ 1,804
     2000                                                 1,851
     2001                                                 1,659
     2002                                                   475
                                                        -------
     Total minimum lease payments                       $ 5,789
                                                        =======


N. RELATED PARTY TRANSACTIONS

During the years ended March 31, 1998, 1997, and 1996, the Company recognized $25.9 million, $78.2 million and $26.2 million of revenue, respectively, from certain stockholders, primarily Matsushita. At March 31, 1997, $0.8 million was due from these stockholders. No outstanding balance was due at March 31, 1998.

As of March 31, 1997, the Company had deferred revenue of $12.0 million from certain stockholders. No such balance existed at March 31, 1998.

During the years ended March 31, 1997 and 1996, the Company acquired $0.5 million and $1.1 million, respectively, in inventory, prototype materials and engineering services from certain stockholders. No inventory or services were acquired from such stockholders in fiscal year 1998. Additionally, at March 31, 1997, $2.9 million was due to certain stockholders under incentive programs, described in Note J, "Incentive and Promotional Programs." That balance was paid in November 1997.


O. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company's investment portfolio consists of diversified investment-grade securities. The Company's policy limits the amount of credit exposure to investments in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

Credit risk in receivables is limited to distributors, software developers, software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers' financial condition and requires prepayments when deemed necessary.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996

P. ACQUISITIONS

New World Computing, Inc.

In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. ("NWC"), a PC platform game developer located in Agoura Hills, California. Subsequent to the asset purchase, the Company created a production unit using the New World Computing brand name. As consideration for the purchase, the Company issued approximately 1 million shares of its common stock to the parent of NWC, NTN Communications, Inc. ("NTN"). In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the Company's stock issued in the transaction fell below an amount equal to approximately $10 per share during a period following the closing date (the "Purchase Price Guarantee"); as of March 31, 1998, the Company paid approximately $5.0 million to NTN. This payment represents the total amount due to NTN under the terms of the asset purchase agreement and, as such, the Company has no further obligations to NTN under the Purchase Price Guarantee. The Company recorded the purchase in June 1996 using the purchase method of accounting. A one-time charge was recorded in the first quarter of fiscal year 1997 for $7.7 million representing the amount of the purchase price assigned to in-process research and development because the acquired technology had not yet reached technological feasibility and had no other future alternative uses. At the time, the entire purchase was booked at the guaranteed purchase price. As a result, the one time payment of approximately $5.0 million has no impact on the Company's income statement for the fiscal year ended March 31, 1997. Also included as part of the purchase price were intangibles valued at $3.1 million, to be amortized on a straight line basis over a period of one to five years. As of March 31, 1998 and 1997, intangible assets, net of amortization, were $1.5 million and $2.2 million, respectively.

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

Pro forma financial information:

                                                          For Years Ended March 31,
                                                       ------------------------------
                                                           1997               1996
                                                       -----------         ----------
Revenue                                                 $   93,191         $   43,836
Net income (loss)                                       $   11,678         $  (35,208)
Net income (loss) per basic share                       $     0.42         $   (1.33)
Net income (loss) per diluted share                     $     0.40         $   (1.33)

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1998, 1997, AND 1996


Archetype Interactive Corporation

In May 1996, the Company acquired all the outstanding stock of Archetype Interactive Corporation, a software developer of a multi-user role playing game designed to be played over the internet, from its shareholders in a tax-free reorganization which has been accounted for using the "pooling-of-interests" method of accounting. The Company issued 592,000 shares of its common stock in connection with this transaction.

The results of operations of Archetype Interactive Corporation prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, the Company's consolidated financial statements have not been restated for all periods.

Cyclone Studios

In December 1995, the Company acquired all the assets and assumed certain liabilities of Cyclone Studios, a software developer. Consideration for the purchase consisted of cash, stock, other consideration, and potential future consideration based upon the financial performance of the resulting new division. A portion of the purchase price was expensed as acquired in-process research and development because the acquired technology had not yet reached technological feasibility and had no other future alternative uses. This transaction has been accounted for using the purchase method of accounting. In addition, the Board of Directors granted options to purchase 200,000 shares of the Company's common stock to former employees and officers of Cyclone Studios. These options were granted under the 1993 Incentive Stock Plan and become vested upon the earlier of (a) the achievement of certain financial performance milestones or (b) December 31, 2005. These options have an exercise price of $10.125 per share (see Note F, "Stock Plans," for subsequent repricing information), equal to the fair market value of the Company's common stock on the date of grant.

The results of operations of Cyclone Studios prior to the acquisition date are not considered material to the consolidated results of operations of the Company and, accordingly, pro forma financial statement information has not been disclosed.

Q. EXPORT SALES

The Company had export sales, primarily to Japan and the United Kingdom, of approximately $2.1 million, $0.6 million, and $7.0 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT


         The executive officers and directors of the Company and their ages as of March 31, 1998 are as follows:


NAME                         AGE     POSITION
----                         ---     --------
Trip Hawkins                  44     Chairman of the Board and
                                     Chief Executive Officer
William A. Hall(1)            66     Director
H. William Jesse, Jr.         46     Director
Hugh C. Martin(1)             44     Director
James Alan Cook               48     Executive Vice President, General Counsel and Secretary
John Adams                    35     Chief Financial Officer
Stephen E. Fowler             39     Senior Vice President, Sales & Operations
Greg Richardson               31     Vice President, Marketing & Business Development


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

         Mr. Hall has been a director of the Company since June 1997. He founded Sight & Sound Distributing Company in December 1984 and has been its President and CEO since that time. Since 1988 he has also been owner of W.A.H. Management/Consulting, and since 1993 he has been Vice Chairman and majority stockholder of U.S. Animation, Inc. He has been a partner in Lincolnshire Management, Inc. since June 1994. Mr. Hall is also a director of Chromium Graphics, Inc.; Credentials (TRW Credit); Northword Press; and Lincolnshire Management, Inc. Mr. Hall's term as a director expires at the 1999 Annual Meeting of Stockholders.

         Mr. Jesse has been a director of the Company since September 1997. He joined Cybermeals, Inc. in 1997 and was elected its Chairman and Chief Executive Officer in March 1998. From 1986 through March 1998, he was Chairman, President and Chief Executive Officer of Jesse Hansen & Co. and remains as Chairman. He also serves as Chairman and Chief Executive Officer of Vineyard Properties of California, Inc. Mr. Jesse has previously served as Chief Executive Officer of American Hawaii Cruises; Vice President of The Getz Corporation; Chief Executive Officer of the Delta Queen Steamboat Co. and Vice President of its parent, The Coca Cola Bottling Company of New York; and Vice President of Prudential Lines, Inc. and General Manager of its Mediterranean/Mideast Division. Mr. Jesse serves on the board of directors of The Wine Group, Inc., Stanislaus Food Products Company, Wired Ventures, Inc., ExTerra Credit

Recovery, and Online Partners, Inc. Mr. Jesse's term as a director expires at the 2000 Annual Meeting of Stockholders.

         Mr. Martin was appointed a director of the Company in April 1996. Since January 1998, he has been CEO of Optical Networks, Inc. Until his resignation from the 3DO in June 1997, he served as President of the Company from October 1995; Chief Operating Officer from January 1993 until October 1995; and Senior Vice President, Engineering and Operations from May 1992 until January 1993. From March 1988 to April 1992, he served as a director and then a senior director of Apple Computer, Inc. Previously, Mr. Martin co-founded and served as the vice president and chief development officer of Ridge Computers, where he co-designed one of the industry's first commercial RISC processors. Mr. Martin's term as a director expires at the 1998 Annual Meeting of Stockholders.

         Mr. Cook became Executive Vice President, General Counsel and Secretary of the Company in April 1996. He had been Senior Vice President, General Counsel and Secretary since July 1994, and from January 1993 until July 1994, he served as Vice President, General Counsel and Secretary of the Company. From January 1990 until January 1993, he was a partner in the law firm of Cook and Lefevre. From June 1985 to December 1989, he was a sole practitioner operating as the Law Offices of James Alan Cook.

         Mr. Fowler was appointed as the Company's Senior Vice President, Sales & Operations in April 1998. Previously, he served as Senior Vice President, Operations from May 1997; Vice President, Operations from October 1995; Vice President, Developer & Customer Services from June 1994; and Senior Director, Developer Services from January 1993. From September 1990 to January 1993 he served as Vice President, Technical Services at Gupta Corporation. From April 1984 to August 1990, he served in various senior management positions including Director, Worldwide Services at Application Development Systems.

         Mr. Adams became the Company's Chief Financial Officer in March 1998. Previously, he served as Vice President, Planning & Analysis and Director of Operations at International Thomson Publishing from 1996 to 1998; Senior Manager, Financial Planning from 1995 to 1996 and Manager, Financial Planning & Analysis from 1994 to 1995 at The Walt Disney Company; Manager, Business Planning at The Gap Incorporated from 1993 to 1994; and he held various planning positions at the Pepsi-Cola Company from 1986 to 1993.

         Mr. Richardson was named Vice President, Marketing of the Company in April 1998. He previously served as Vice President, Sales and Marketing from August 1997; Vice President and Executive Producer, Studio 3DO from April 1997; Vice President Software Publishing & Licensing from July 1996; Director, Software Business Development from June 1995; and various marketing and business development positions from October 1992.

         The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of
Section 16(a) reports that the Company received from such persons for their transactions in the Common Stock and their Common Stock holdings for the fiscal year ending March 31, 1998, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1996 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten percent (10%) stockholders.

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


                                                                   LONG-TERM
                                                                   COMPENSATION      ALL OTHER
                                          ANNUAL COMPENSATION      OPTIONS/SARS     COMPENSATION
                                  FISCAL  --------------------
NAME AND PRINCIPAL POSITION       YEAR    SALARY         BONUS         #                (1)
--------------------------------  ------  ---------    ---------   ------------     -------------
Trip Hawkins                      1998    $ 295,792       -0-      1,760,000(3)     $     660
  Chairman and Chief              1997    $ 295,000    $ 35,128    2,620,000(4)     $     660
  Executive Officer (2)           1996    $ 290,042       -0-        500,000        $     660

Hugh C. Martin                    1998    $  96,176    $147,500      773,000(5)     $ 304,027 (6)
 Director &                       1997    $ 288,750    $ 27,611    1,096,000(7)     $ 421,033 (8)
 President (through June 1997)    1996    $ 270,800       -0-         80,000        $ 197,206 (9)

James Alan Cook                   1998    $ 275,504    $100,000      704,000(10)    $     660
  Executive Vice President,       1997    $ 243,552    $ 20,408      738,000(11)    $     660
  General Counsel, and            1996    $ 226,237       -0-         68,000        $     630
  Secretary

Stephen E. Fowler                 1998    $ 199,473       -0-        307,000(12)    $   3,265 (13)
  Senior Vice President,
  Sales & Operations

Greg Richardson                   1998    $ 160,945       -0-        223,700(14)    $     438
  Vice President, Marketing

John Adams                        1998    $   8,654       -0-        150,000           -0-
  Chief Financial Officer
  (from March 1998)

Terrence Schmid                   1998    $ 140,523       -0-        160,000(15)    $     339
  Chief Financial Officer
  (May 1997 to February 1998)


(1) The amounts include premiums paid by the Company for group term life insurance.

(2)      See "Employment Contract" below.

(3) Includes 1,560,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

(4) Includes 500,000 options that were originally granted in fiscal 1994, 10,000 options that were originally granted in fiscal 1995 at $11.00 per share, and 50,000 options that were originally granted in fiscal 1996 at $11.875 per share that in fiscal 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

(5) Includes 673,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Martin agreed to certain adjustments to the option vesting schedules.

(6) Includes a gain of $303,964 realized upon the sale of shares acquired through the exercise of incentive stock options.

(7) Includes 75,000 options granted in fiscal 1995 at $9.875 per share (see footnote 8), 8,000 options granted in fiscal 1995 at $10.75 per share (see footnote 8), 10,000 options granted in fiscal 1995 at $11.00 per share, 20,000 options granted in fiscal 1996 at $11.875 per share, and 60,000 options granted in fiscal 1996 at $11.50 per share that in fiscal 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedules. Also includes 250,000 options granted in fiscal 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Martin agreed to certain adjustments to the option vesting schedule.

(8) Includes a gain of $420,313 realized upon the sale of shares acquired through the exercise of incentive stock options.

(9) Includes a gain of $196,500 realized upon the sale of shares acquired through the exercise of incentive stock options.

(10) Includes 594,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Cook agreed to certain adjustments to the option vesting schedules.

(11) Includes 4,000 options granted in fiscal 1995 at $9.875 per share (see footnote 10), 12,000 options granted in fiscal 1995 at $10.75 per share (see footnote 10), 10,000 options granted in fiscal 1995 at $11.00 per share, 28,000 options granted in fiscal 1996 at $11.875 per share, and 40,000 options granted in fiscal 1996 at $11.50 per share that in fiscal 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedules. Also includes 150,000 options granted in fiscal 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule.

(12) Includes 150,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Fowler agreed to certain adjustments to the option vesting schedules.

(13) Includes a gain of $2,739 realized upon the sale of shares acquired through the Employee Stock Purchase Plan.

(14) Includes 147,200 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Richardson agreed to certain adjustments to the option vesting schedules.

(15) Includes 100,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Schmid agreed to certain adjustments to the option vesting schedules.

                  Employment Contract. On or about February 1, 1993, Mr. Hawkins entered into a five-year employment agreement with the Company. This employment agreement provided for an annual base salary of $295,000, a bonus payable in the discretion of the Board of Directors, and salary and bonus reviews at least annually. The employment agreement provided that Mr. Hawkins' optioned shares would continue to vest in accordance with their applicable vesting schedules, provided that Mr. Hawkins devoted at least fifty percent (50%) of his business efforts and time to the Company, and provided further that he was not employed by any third party during that time period. In the event
Mr. Hawkins' employment was terminated without cause after a change in control of the Company, Mr. Hawkins would have become fully vested in his shares.

         Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 1998. The table also sets forth hypothetical gains or "opinion spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                            % of Total                                         Annual Rate of
                                              Options                                           Stock Price
                                             Granted to                                        Appreciation
                                             Employees   Exercise                           for Options Term(4)
                    Date      Options        in Fiscal     Price       Expiration     -----------------------------
Name              Granted    Granted(1)(2)     Year      Per Share(2)     Date            5%                10%
----------------  --------   -------------  -----------  ------------  ----------     -----------       -----------

John Adams

 New Options      2/ 6/98    150,000          1.2445     $2.1250        2/6/08        $200,460.16       $508,005.41
                             -------          ------                                  -----------       -----------
         Total               150,000          1.2445                                  $200,460.16       $508,005.41

James Alan Cook

 New Options      4/11/97    160,000          1.3274     $3.2500       4/11/07        $327,025.21       $828,746.08
                  2/ 6/98     20,000          0.1659     $2.1250        2/6/08         $26,728.02     $   67,734.05
                  2/ 6/98     30,000          0.2489     $2.1250        2/6/08         $40,092.03     $  101,601.08

 Repriced Options 4/11/97      5,381          0.0446     $3.2500       4/11/07         $10,998.27        $27,871.77
                  4/11/97     29,718          0.2466     $3.2500       4/11/07         $60,740.84       $153,929.22
                  4/11/97     12,000          0.0996     $3.2500       4/11/07         $24,526.89        $62,155.96
                  4/11/97      8,000          0.0664     $3.2500       4/11/07         $16,351.26        $41,437.30
                  4/11/97      2,000          0.0166     $3.2500       4/11/07          $4,087.82        $10,359.33
                  4/11/97     10,282          0.0853     $3.2500       4/11/07         $21,015.46        $53,257.29
                  4/11/97      2,400          0.0199     $3.2500       4/11/07          $4,905.38        $12,431.19
                  4/11/97    150,000          1.2445     $3.2500       4/11/07        $306,586.13       $776,949.45
                  4/11/97      8,000          0.0664     $3.2500       4/11/07         $16,351.26        $41,437.30
                  4/11/97     14,619          0.1213     $3.2500       4/11/07         $29,879.88        $75,721.49
                  4/11/97     31,466          0.2611     $3.2500       4/11/07         $64,313.59       $162,983.28
                  4/11/97      1,600          0.0133     $3.2500       4/11/07          $3,270.25         $8,287.46
                  4/11/97    218,534          1.8130     $3.2500       4/11/07        $446,663.29     $1,131,932.47
                              ------          ------                                   ----------       -----------

         Total               704,000          5.8407                                $1,403,535.58     $3,556,834.72

Stephen E. Fowler

 New Options      4/11/97    110,000          0.9126     $3.2500       4/11/07        $224,829.83       $569,762.93
                  2/ 6/98     28,000          0.2323     $2.1250        2/6/08         $37,419.23        $94,827.68
                  2/ 6/98     12,000          0.0996     $2.1250        2/6/08         $16,036.81        $40,640.43

 Repriced Options 4/11/97     40,000          0.3319     $3.2500       4/11/07         $81,756.30       $207,186.52
                  4/11/97      2,500          0.0207     $3.2500       4/11/07         $ 5,109.77        $12,949.16
                  4/11/97      7,500          0.0622     $3.2500       4/11/07         $15,329.31        $38,847.47
                  4/11/97      7,000          0.0581     $3.2500       4/11/07         $14,307.35        $36,257.64
                  4/11/97     10,000          0.0830     $3.2500       4/11/07         $20,439.08        $51,796.63
                  4/11/97     10,000          0.0830     $3.2500       4/11/07         $20,439.08        $51,796.63
                  4/11/97     50,472          0.4187     $3.2500       4/11/07        $103,160.10       $261,427.95
                  4/11/97     29,528          0.2450     $3.2500       4/11/07         $58,979.47       $148,692.07
                              ------          ------                                   ----------        ----------

         Total               307,000          2.5470                                  $597,806.33     $1,514,185.11

William A. Hall

 New Options      6/24/97    100,000          0.8296      $3.6250      6/24/07        $227,974.30       $577,731.64
                             -------          ------                                  -----------       -----------

        Total                100,000          0.8296                                  $227,974.30       $577,731.64

Trip Hawkins
 New Options
                  2/ 6/98     40,000          0.3319      $2.1250       2/6/08         $53,456.04       $135,468.11
                  2/ 6/98    160,000          1.3274      $2.1250       2/6/08        $213,824.17       $541,872.44

 Repriced Options 4/11/97     68,067          0.5647      $3.2500      4/11/07        $139,122.65       $352,564.12
                  4/11/97      8,000          0.0664      $3.2500      4/11/07         $11,822.79        $28,070.44
                  4/11/97      8,500          0.0705      $3.2500      4/11/07         $14,133.39        $34,295.71
                  4/11/97    500,000          4.1482      $3.2500      4/11/07        $632,987.27     $1,464,883.66
                  4/11/97     18,000          0.1493      $3.2500      4/11/07         $36,790.34        $93,233.93
                  4/11/97      2,000          0.0166      $3.2500      4/11/07          $4,087.82        $10,359.33
                  4/11/97      1,500          0.0124      $3.2500      4/11/07          $3,065.86         $7,769.49
                  4/11/97     22,000          0.1825      $3.2500      4/11/07         $44,965.97       $113,952.59
                  4/11/97    431,933          3.5835      $3.2500      4/11/07        $882,831.11     $2,237,267.38
                  4/11/97    500,000          4.1482      $3.2500      4/11/07      $1,021,953.77     $2,589,831.50
                           ---------         -------                                -------------     -------------
         Total             1,760,000         14.6016                                $3,059,041.18     $7,609,568.70

H. William Jesse

 New Options      9/19//97   100,000          0.8296      $3.6250      9/19/07        $227,974.30       $577,731.64
                             -------          ------                                  -----------       -----------
Total   100,000               0.8296                                                  $227,974.30       $577,731.64

Hugh C. Martin

 New Options(4)   6/30/97    100,000          0.8296      $3.5000      6/30/07        $220,113.12       $557,809.86

 Repriced Options 4/11/97     75,000          0.6222      $3.2500      4/11/07        $153,293.07       $388,474.72
                  4/11/97      6,000          0.0498      $3.2500      4/11/07         $12,263.45        $31,077.98
                  4/11/97     42,000          0.3484      $3.2500      4/11/07         $85,844.12       $217,545.85
                  4/11/97     10,000          0.0830      $3.2500      4/11/07         $20,439.08        $51,796.63
                  4/11/97    250,000          2.0741      $3.2500      4/11/07        $510,976.88     $1,294,915.75
                  4/11/97     35,533          0.2948      $3.2500      4/11/07         $72,626.17       $184,048.97
                  4/11/97     18,000          0.1493      $3.2500      4/11/07         $36,790.34        $93,233.93
                  4/11/97      2,000          0.0166      $3.2500      4/11/07          $4,087.82        $10,359.33
                  4/11/97     18,000          0.1493      $3.2500      4/11/07         $36,790.34        $93,233.93
                  4/11/97      2,000          0.0166      $3.2500      4/11/07          $4,087.82        $10,359.33
                  4/11/97    214,467          1.7793      $3.2500      4/11/07        $438,350.72     $1,110,866.78
                             -------          ------                                  -----------     -------------

         Total               773,000          6.4131                                $1,595,662.93     $4,043,723.06

Greg Richardson

 New Options      4/11/97     51,500          0.4272      $3.2500      4/11/07        $105,261.24       $266,752.64
                  2/ 6/98     25,000          0.2074      $2.1250       2/6/08         $33,410.03        $84,667.57

 Repriced Options 4/11/97      1,400          0.0116      $3.2500      4/11/07          $2,861.47         $7,251.53
                  4/11/97      5,600          0.0465      $3.2500      4/11/07         $11,445.88        $29,006.11
                  4/11/97        340          0.0028      $3.2500      4/11/07            $694.93         $1,761.09
                  4/11/97     60,410          0.5012      $3.2500      4/11/07        $123,472.45       $312,903.44
                  4/11/97     39,590          0.3285      $3.2500      4/11/07         $80,918.30       $205,062.86
                  4/11/97      6,360          0.0528      $3.2500      4/11/07         $12,999.25        $32,942.66
                  4/11/97     10,000          0.0830      $3.2500      4/11/07         $20,439.08        $51,796.63
                  4/11/97     14,000          0.1161      $3.2500      4/11/07         $28,614.71        $72,515.28
                  4/11/97      6,000          0.0498      $3.2500      4/11/07         $12,263.45        $31,077.98
                  4/11/97      3,500          0.0290      $3.2500      4/11/07          $7,153.68        $18,128.82
                              ------          ------                                   ----------        ----------

         Total               223,700          1.8559                                  $439,534.47     $1,113,866.61

Terrence Schmid

 New Options      4/11/97     60,000          0.4978        $3.25      4/11/07        $122,634.45       $310,779.78

 Repriced Options 4/11/97     15,067          0.1250        $3.25      4/11/07         $30,795.55        $78,041.98
                  4/11/97     69,933          0.5802        $3.25      4/11/07        $142,936.59       $362,229.37
                  4/11/97     15,000          0.1244        $3.25      4/11/07         $30.658.61        $77.694.94
                              ------          ------                                   ----------        ----------

         Total               160,000          1.3274                                  $327,025.20       $828,746.07


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

(4) Mr. Martin's employment with the Company ended on June 30, 1997, and his unvested employee stock options were cancelled on that date. Upon his change of status to an outside director, he was granted 100,000 options pursuant to the terms of the 1995 Director Option Plan.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                               Number of             Value of Unexercised
                                                          Unexercised Options        In-the-Money Options
                                                          At March 31, 1998           At March 31, 1998
                                                      --------------------------  ------------------------
                             Acquired      Value
            Name            On Exercise   Realized    Exercisable   Unexercisable Exercisable    Unexercisable
-------------------------   -----------  -----------  ------------  ------------  -----------    ------------
Adams, John                         0    $      0.00            0        150,000  $      0.00    $ 84,375.00

Cook, James Alan                    0    $      0.00      199,000        605,000  $ 68,750.00    $ 28,125.00

Fowler, Stephen E                   0    $      0.00       43,844        278,156  $ 34,312.50    $ 22,500.00

Hawkins, Trip                       0    $      0.00      619,834      1,140,166  $      0.00    $112,500.00

Martin, Hugh C                156,300    $303,963.87            0        100,000  $      0.00    $      0.00

Richardson, Greg                    0    $      0.00       25,125        198,975  $    687.20    $  14,062.5

Schmid, Terrence                    0    $      0.00            0              0            0              0

             GRAND TOTAL      156,300    $303,963.87      887,803      2,672,297  $ 103,749.7    $261,562.50



OPTION REPRICING

         The following report is provided to stockholders by the members of the Compensation Committee of the Board of Directors.

         The Compensation Committee (the "Committee") grants stock options in order to directly link a significant portion of each executive's total compensation to the long-term interests of shareholders. The Committee believes that stock options encourage superior performance over time. In order to attract and retain qualified employees, the Committee felt it necessary to adjust the exercise price on previously granted options so that the new exercise price would more closely approximate the market price, and therefore provide greater incentive to the Company's employees. Consequently, on April 11, 1997, the Committee exchanged all outstanding options with an exercise price greater than $3.25 (the then prevailing market price) for options with an exercise price of $3.25, provided the optionee agreed to adjustments in the vesting schedule. The following table sets forth certain information concerning option repricing activity.


TEN-YEAR OPTION REPRICINGS

                                                     Market Price                                      Length of
                                    Number of        of Stock at     Exercise Price                Original Option
                       Date of       Options           Time of         at Time of    New Exercise  Term at Time of
         Name          Repricing    Repriced           Repricing       Repricing        Price          Repricing
-------------------   ----------    --------         ------------    --------------  -----------  -----------------


James Alan Cook        5/20/94         4,000          $9.8750           $25.7500       $9.8750    9 Years  279 Days
                       4/ 9/96         4,000          $8.2500            $9.8750        $8.250    7 Years  320 Days
                      12/14/94        12,000          $10.750           $14.5000      $10.7500    9 Years  231 Days
                       4/ 9/96        12,000          $8.2500           $10.7500       $8.2500    8 Years  249 Days
                       4/ 9/96        10,000          $8.2500           $11.0000       $8.2500    8 Years  251 Days
                       4/ 9/96         8,000          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        20,000          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        40,000          $8.2500           $11.5000       $8.2500    9 Years  124 Days
                      10/10/96       150,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         2,400          $5.5000            $8.2500       $5.5000    7 Years  136 Days
                      10/10/96         8,000          $5.5000            $8.2500       $5.5000    9 Years   67 Days
                      10/10/96        12,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96        29,718          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         8,000          $5.5000            $8.2500       $5.5000    8 Years  228 Days
                      10/10/96         5,381          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                       4/11/97         5,381          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        29,718          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        12,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         8,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         2,400          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97       150,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         8,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        14,619          $3.2500            $5.5000       $3.2500    4 Years  182 Days
                       4/11/97        10,282          $3.2500            $5.5000       $3.2500    8 Years  122 Days
                       4/11/97         2,000          $3.2500            $5.5000       $3.2500    7 Years  249 Days
                       4/11/97         1,600          $3.2500            $5.5000       $3.2500    6 Years  318 Days
                       4/11/97        31,466          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97       218,534          $3.2500            $5.0000       $3.2500    9 Years  299 Days

Stephen E. Fowler      5/20/94         2,500          $9.8750           $25.7500       $9.8750    9 Years  279 Days
                       4/ 9/96         2,500          $8.2500            $9.8750       $8.2500    8 Years   41 Days
                      12/14/94         7,500          $10.7500          $14.5000      $10.7500    9 Years  231 Days
                       4/ 9/96         7,500          $8.2500           $10.7500       $8.2500    8 Years  249 Days
                       4/ 9/96        10,000          $8.2500           $11.0000       $8.2500    8 Years  251 Days
                       4/ 9/96         7,000          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        10,000          $8.2500           $11.8750       $8.2500    9 Years  173 Days
                      10/10/96        40,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         2,500          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         7,500          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         7,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96        10,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96        10,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                       4/11/97        40,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         2,500          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         7,500          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         7,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        10,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        10,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        50,472          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97        29,528          $3.2500            $5.0000       $3.2500    9 Years  299 Days

Trip Hawkins           5/20/94       500,000          $9.8750           $25.7500       $9.8750    9 Years  232 Days
                       4/ 9/96       500,000          $8.2500            $9.8750       $8.2500    7 Years  273 Days
                       4/ 9/96        10,000          $8.2500           $11.0000       $8.2500    8 Years  251 Days
                       4/ 9/96        40,000          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        10,000          $8.2500           $11.8750       $8.2500    9 Years  173 Days
                      10/10/96       500,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96       500,000          $5.5000            $8.2500       $5.5000    7 Years   89 Days
                      10/10/96         8,000          $5.5000            $8.2500       $5.5000    8 Years   67 Days
                      10/10/96         8,500          $5.5000            $8.2500       $5.5000    8 Years  354 Days
                      10/10/96        18,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                       4/11/97         8,000          $3.2500            $5.5000       $3.2500    7 Years  249 Days
                       4/11/97        18,000          $3.2500            $5.5000       $3.2500    8 Years   45 Days
                       4/11/97         8,500          $3.2500            $5.5000       $3.2500    8 Years  171 Days

                       4/11/97       500,000          $3.2500            $5.5000       $3.2500    8 Years  363 Days
                       4/11/97       500,000          $3.2500            $5.5000       $3.2500    6 Years  271 Days
                       4/11/97         2,000          $3.2500            $5.5000       $3.2500    7 Years  249 Days
                       4/11/97         1,500          $3.2500            $5.5000       $3.2500    8 Years  171 Days
                       4/11/97        22,000          $3.2500            $5.5000       $3.2500    8 Years   45 Days
                       4/11/97        68,067          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97       431,933          $3.2500            $5.0000       $3.2500    9 Years  299 Days

Hugh C. Martin         5/20/94        75,000          $9.8750           $25.7500       $9.8750    9 Years  279 Days
                       4/ 9/96        75,000          $8.2500            $9.8750       $8.2500    8 Years   41 Days
                      12/14/94         8,000         $10.7500           $14.5000      $10.7500    9 Years  231 Days
                       4/ 9/96         8,000          $8.2500           $10.7500       $8.2500    8 Years  249 Days
                       4/ 9/96        10,000          $8.2500           $11.0000       $8.2500    8 Years  251 Days
                       4/ 9/96        20,000          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        60,000          $8.2500           $11.5000       $8.2500    9 Years  124 Days
                      10/10/96       250,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96        75,000          $5.5000            $8.2500       $5.5000    7 Years  136 Days
                      10/10/96         6,000          $5.5000            $8.2500       $5.5000    7 Years  296 Days
                      10/10/96        10,000          $5.5000            $8.2500       $5.5000    8 Years   67 Days
                      10/10/96        18,000          $5.5000            $8.2500       $5.5000    8 Years  228 Days
                      10/10/96        42,000          $5.5000            $8.2500       $5.5000    8 Years  305 Days
                       4/11/97        75,000          $3.2500            $5.5000       $3.2500    6 Years  315 Days
                       4/11/97         6,000          $3.2500            $5.5000       $3.2500    7 Years  112 Days
                       4/11/97        42,000          $3.2500            $5.5000       $3.2500    8 Years  122 Days
                       4/11/97        18,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        10,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97       250,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         2,000          $3.2500            $5.5000       $3.2500    7 Years  247 Days
                       4/11/97        18,000          $3.2500            $5.5000       $3.2500    8 Years  122 Days
                       4/11/97         2,000          $3.2500            $5.5000       $3.2500    8 Years   45 Days
                       4/11/97        35,533          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97       214,467          $3.2500            $5.0000       $3.2500    9 Years  299 Days

Greg Richardson        5/20/94         6,700          $9.8750           $25.7500       $9.8750    9 Years  232 Days
                       4/ 9/96         6,700          $8.2500            $9.8750       $8.2500    8 Years   41 Days
                       4/ 9/96         7,000          $8.2500           $11.0000       $8.2500    8 Years  251 Days
                       4/ 9/96         3,500          $8.2500           $11.8750       $8.2500    9 Years   47 Days
                       4/ 9/96        10,000          $8.2500           $11.8750       $8.2500    9 Years  173 Days
                      10/10/96        14,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         6,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         6,360          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         5,600          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96         3,500          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                      10/10/96        10,000          $5.5000            $8.2500       $5.5000    9 Years  181 Days
                       4/11/97         3,500          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         6,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         5,600          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         6,360          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        10,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        14,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97         1,400          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97           340          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        60,410          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97        39,590          $3.2500            $5.0000       $3.2500    9 Years  299 Days

Terrence Schmid       10/10/96        15,000          $5.5000            $8.7500       $5.5000    9 Years  212 Days
                       4/11/97        15,000          $3.2500            $5.5000       $3.2500    9 Years  182 Days
                       4/11/97        69,933          $3.2500            $5.0000       $3.2500    9 Years  299 Days
                       4/11/97        15,067          $3.2500            $5.0000       $3.2500    9 Years  299 Days


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 31, 1998, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers serving in that capacity as of March 31, 1998 (together, the "Named Officers"), and (iv) all executive officers and directors as a group.

                                                                SHARES BENEFICIALLY OWNED (1)
   FIVE PERCENT STOCKHOLDERS,                                ---------------------------------
DIRECTORS AND EXECUTIVE OFFICERS                                NUMBER                PERCENT
-----------------------------------                           ---------               -------
J & W Seligman & Co., Incorporated                            2,994,800                   11.6%
     100 Park Avenue
     New York, New York  10017

Trip Hawkins                                                  3,032,735 (2)               11.8%
    600 Galveston Drive
    Redwood City, California  94063

Electronic Arts, Inc.                                         1,400,168                    5.4%
    1450 Fashion Island Boulevard
    San Mateo, California 94404

William A. Hall                                                   1,400                     *

H. William Jesse, Jr.                                             2,000                     *

Hugh C. Martin                                                        0                     *

John Adams                                                            0                     *

James Alan Cook                                                 309,603 (3)                1.2%

Stephen E. Fowler                                                88,740 (4)                 *

Greg Richardson                                                  63,218 (5)                 *

All executive officers and directors
    as a group (8 persons)                                    3,497,696 (6)               13.6%


-----------------

*Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons and entities named in the table have sole voting and sole investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 778,832 shares subject to an option exercisable within 60 days of March 31, 1998.

(3) Includes 301,011 shares subject to an option exercisable within 60 days of March 31, 1998.

(4) Includes 85,289 shares subject to an option exercisable within 60 days of March 31, 1998.

(5) Includes 61,998 shares subject to an option exercisable within 60 days of March 31, 1998.

(6) Includes shares held beneficially by executive officers and directors as shown in the foregoing table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1998 annual meeting of stockholders.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

                                                                                            Page(s) in
       1. Index to Consolidated Financial Statements                                        Form 10-K

          Independent Auditors' Report                                                      33
          Consolidated Balance Sheets as of March 31, 1998 and 1997                         34
          Consolidated Statements of Operations for the years ended
             March 31, 1998, 1997 and 1996.                                                 35
          Consolidated Statements of Stockholders' Equity
             for the years ended March 31, 1998, 1997 and 1996.                             36
          Consolidated Statements of Cash Flows for the years ended
             March 31, 1998, 1997 and 1996.                                                 37
          Notes to Consolidated Financial Statements                                        38-55

       2. Financial Statement Schedules
          Information required by this Item is included in the Notes to Consolidated Financial Statements

      3.  Exhibits


     The following exhibits are filed as part of, or incorporated by reference into, this report:


        Number                          Exhibit Title

         2.01        --    Contribution Agreement dated as of March 4, 1993, by and among the Registrant, the 3DO
                           Company, a California corporation, 3DO Merger Sub, Technology West Partners, L.P., the
                           shareholders of NTG, Inc. and NTG Engineering, Inc.(2)

         3.03        --    Registrant's Restated Certificate of Incorporation.

         3.04        --    Registrant's Delaware Bylaws, as amended.

         4.01        --    Form of Specimen Certificate for Registrant's Common Stock.(2)

         4.02        --    Fourth Stockholders' Rights Agreement, dated as of February 1, 1995, between the Registrant and various investors.

         10.01       --    Series A Preferred Stock Exchange Agreement between the Registrant and Electronic Arts Inc.
                           dated as of September 30, 1991.(2)

         10.02       --    Series A Preferred Stock Purchase Agreement by and among the Registrant and Kleiner Perkins
                           Caufield & Byers V, KPCB Zaibatsu Fund I, Technology Partners West, Fund IV, and Time
                           Warner Enterprises, Inc. dated as of September 30, 1991.(2)


         10.03       --    Series A Preferred Stock Purchase Agreement between the Registrant and Matsushita Electric
                           Industrial Co., Ltd. dated as of March 24, 1992.(2)

         10.04       --    Series B Preferred Stock Purchase Agreement between the Registrant and a group of investors including American Telephone & Telegraph Company, Electronic Arts Inc., Toby Farrand, Trip
                           Hawkins, David Horowitz, Kleiner Perkins Caufield & Byers V, Matsushita Electric Industrial
                           Co., Ltd., and Time Warner Entertainment Company, L.P., dated as of January 5, 1993.(1)(2)

         10.05       --    Medio Development System License Agreement between the Registrant and Electronic Arts Inc.
                           dated as of September 30, 1991, as amended.(1)(2)

         10.06       --    Publishing Option Agreement between the Registrant and Electronic Arts Inc. dated as of
                           September 30, 1991.(1)(2)

         10.07       --    Equipment Transfer and Security Agreement between Electronic Arts Inc. and the Registrant dated as of September 30, 1991.(2)

         10.08       --    Secured Promissory Note between the Registrant and Electronic Arts Inc. dated as of
                           September 30, 1991.(2)

         10.09       --    Strategic Contribution and Medio Cable Agreement between the Registrant and Time Warner
                           Enterprises, Inc. as amended through March 31, 1992.(1)(2)

         10.10       --    Strategic Contribution Agreement between the Registrant and Matsushita Electric Industrial
                           Co., Ltd. dated April 9, 1992.(1)(2)

         10.11       --    Technology Purchase Agreement between the Registrant and Kleiner Perkins Caufield & Byers V, NTG
                           Engineering, Inc., David Needle and RJ Mical dated as of September 30, 1991.(2)

         10.12       --    KPCB Option Agreement among the Registrant and Electronic Arts Inc., Kleiner Perkins Caufield &
                           Byers V and KPCB Zaibatsu Fund I dated as of September 30, 1991, as amended.(2)

         10.13       --    1991 Incentive Stock Plan of the Registrant.(2)

         10.14       --    1993 Incentive Stock Plan of the Registrant.(2)

         10.15       --    Form of Restricted Stock Purchase Agreement of the Registrant.(2)

         10.16       --    Form of Incentive Stock Option Agreement of the Registrant.(2)

         10.17       --    Form of Nonstatutory Stock Option Agreement of the Registrant.(2)

         10.18       --    401(k) Plan of the Registrant.(2)

         10.19       --    Sublease between NCR Comten, Inc. and the Registrant, for office space at 1820 Gateway
                           Drive, Suite 109, San Mateo, California.(2)

         10.20       --    Form of Lease between Golden Century Investment Company, Inc. and the Registrant for office space at 1820 Gateway Drive, San Mateo, California.(2)

         10.21       --    Employment Agreement between the Registrant and William M. Hawkins III dated as of February
                           1993.(2)

         10.21A      --    Amendment to Employment Agreement between the Registrant and William M. Hawkins III, dated as of March 22, 1994.(5)

         10.22       --    Form of Indemnity Agreement.(2)

         10.23       --    Consumer Interactive Multiplayer License Agreement between the Registrant and Matsushita
                           Electric Industrial Co., Ltd. dated March 5, 1993.(1)(2)

         10.24       --    Covenant Not to Compete and Non-Solicitation Agreement between the Registrant and Dave
                           Needle dated as of March 4, 1993.(2)

         10.25       --    Covenant Not to Compete and Non-Solicitation Agreement between the Registrant and Dave
                           Morse dated as of March 4, 1993.(2)

         10.26       --    Covenant Not to Compete and Non-Solicitation Agreement between the Registrant and RJ Mical dated as of March 4, 1993.(2)

         10.27       --    Stock Restriction Agreement between the Registrant and Dave Needle dated as of March 4,
                           1993.(2)

         10.28       --    Stock Restriction Agreement between the Registrant and Dave Morse dated as of March 4,
                           1993.(2)

         10.29       --    Stock Restriction Agreement between the Registrant and RJ Mical dated as of March 4,
                           1993.(2)

         10.30       --    Form of Software License Agreement.(2)

         10.31       --    Form of Stock Purchase Agreement between the Registrant and William M. Hawkins III.(2)

         10.32       --    Form of Stock Purchase Agreement between the Registrant and Namco Limited.(2)

         10.33       --    Letter of Intent dated January 5, 1993, between the Registrant and American Telephone &
                           Telegraph Company.(1)(2)

         10.34       --    Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600
                           Galveston Drive, Building 5, Redwood City, California.(6)

         10-34A      --    First Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for
                           office space at 600 Galveston Drive, Building 5, Redwood City, California.(5)

         10.34B      --    Second Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City, California.(8)

         10.35       --    Letter of Intent dated June 1, 1993, between the Registrant and American Telephone &
                           Telegraph Company.(3)

         10.36       --    Letter between the Registrant and MCA Entertainment, Inc. dated September 29, 1993. (1)(5)

         10.37       --    Memorandum of Understanding between the Registrant and Creative Technology, Ltd. dated
                           March 8, 1994.(1)(5)

         10.38       --    Memorandum of Understanding between the Registrant and Scientific-Atlanta, Inc. dated
                           December 9, 1993.(1)(5)

         10.39       --    Letter of Intent between the Registrant and Matsushita Electric Industrial Co., Ltd. dated effective March 3, 1994.(1)(5)

         10.40       --    Letter of Agreement between the Registrant and Creative Technology Ltd., dated May 10,
                           1994.(1)(6)

         10.41       --    Supplemental Letter of Agreement between the Registrant and Creative Technology Ltd., dated
                           May 27, 1994. (1)(6)

         10.42       --    Compact Disc Pressing License Agreement between the 3DO Company and Matsushita Electric
                           Industrial Co., Ltd.(1)(7)

         10.43       --    Technology Licensing Agreement between the Registrant and Matsushita Electric Industrial
                           Co., Ltd., dated December 7, 1995.(1)(9)

         10.44       --    Joint Development and License Agreement between Registrant and Cirrus Logic, Inc., dated
                           February 29, 1996.(1)(10)

         10.45       --    Addendum dated April 24, 1996, to Technology Licensing Agreement between the Registrant and
                           Matsushita Electric Industrial Co., Ltd., dated December 7, 1995. (1)(10)

         10.46       --    1994 Employee Stock Purchase Plan of the Registrant (11)

         10.47       --    1995 Director Option Plan of the Registrant (11)

         10.48       --    Asset Purchase Agreement between the Registrant and Samsung Electronics Co., Ltd. (1)(11)


         10.49       --    Second Addendum dated July 23, 1997, to Technology Licensing Agreement between the Company and Matsushita Electronic Industrial Co., Ltd., dated December 7, 1995 (1) (11)

         21.01       --    List of Subsidiaries of the Registrant.

         23.01       --    Consent of Independent Auditors.

         24.01       --    Power of Attorney.

         27.01       --    Financial Data Schedule.

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

         (11) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(b)      Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

(c)      Exhibits:

         The registrant hereby incorporates as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

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

                                        THE 3DO COMPANY
                                        a Delaware Corporation


                                        By: /s/  JOHN ADAMS
                                            ------------------------------------
                                            John Adams
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)
                                            (Duly Authorized Officer)

                                        Date:  June 25, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          Signature                                  Title                                      Date
-----------------------------------      ---------------------------------------------      -------------


/s/  WILLIAM M. HAWKINS, III             Chairman of the Board of Directors and Chief       June 25, 1998
-----------------------------------      Executive Officer (Principal Executive
William M. Hawkins, III                  Officer)

/s/  JOHN ADAMS                          Chief Financial Officer (Principal Financial       June 25, 1998
-----------------------------------      Officer and Principal Accounting Officer)
John Adams

/s/  WILLIAM A. HALL                     Director                                           June 25, 1998
-----------------------------------
William A. Hall

/s/  HUGH C. MARTIN                      Director                                           June 25, 1998
-----------------------------------
Hugh C. Martin

/s/  H. WILLIAM JESSE, JR.               Director                                           June 25, 1998
-----------------------------------
H. William Jesse, Jr.


                                 THE 3DO COMPANY

                             Report on form 10-K for
                          the year ended March 31, 1998

                               INDEX TO EXHIBITS*



Exhibit                                                             Sequentially
Number                       Exhibit Name                          Numbered Page
 21.01          List of Subsidiaries of the Registrant.
 23.01          Consent of Independent Auditors.
 24.01          Power of Attorney.
 27.01          Financial Data Schedule.




* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.