Form 10-Q
period 1998-06-30
3DO CO
filed 1998-08-12
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


As of July 31, 1998, the number of outstanding shares of the registrants' common stock was 25,762,999.

                                 THE 3DO COMPANY

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                              3

              Consolidated Balance Sheets at
              June 30, 1998 and March 31, 1998                               3

              Consolidated Statements of Operations for
              the three months ended June 30, 1998 and 1997                  4

              Consolidated Statements of Cash Flows for
              the three months ended June 30, 1998 and 1997                  5

              Condensed Notes to Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  9


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             20

Item 6.       Exhibits and Reports on Form 8-K                              20

Signatures                                                                  21

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       June 30,       March 31,
                                                         1998           1998
                                                      ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                          $   1,653       $  16,209
   Short-term investments                                24,561          18,375
   Accounts receivable, net                               6,391             216
   Prepaid and other current assets                       1,844             838
                                                      ---------       ---------
Total current assets                                     34,449          35,638

Property and equipment, net                               3,305           3,336
Deposits and other assets                                 1,372           1,473
                                                      ---------       ---------
Total assets                                          $  39,126       $  40,447
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $     503       $     495
   Accrued expenses                                       4,837           2,468
   Deferred revenue                                         104             352
   Current portion of capital lease obligations              71             335
   Other current liabilities                              2,004           3,219
                                                      ---------       ---------
Total current liabilities                                 7,519           6,869

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
     authorized;  no shares issued                           --              --
   Common stock, $.01 par value; 50,000 and 25,000
     shares authorized; 25,755 and 25,570
     shares issued and outstanding, respectively            258             256
   Additional paid-in capital                           160,535         159,938
   Accumulated other comprehensive loss                    (293)           (290)
   Accumulated deficit                                 (117,240)       (114,673)
   Treasury Stock, at cost, 3,448 shares                (11,653)        (11,653)
                                                      ---------       ---------
Total stockholders' equity                               31,607          33,578
                                                      ---------       ---------
Total liabilities and stockholders' equity            $  39,126       $  40,447
                                                      =========       =========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              For the three months ended
                                                                        June 30,
                                                              --------------------------
                                                                 1998            1997
                                                               ---------       --------
Revenues:
   Royalties and license fees                                   $     --       $ 11,962
   Software publishing                                             9,533          2,311
   Developer products and other                                       --             90
                                                                --------       --------
Total revenues                                                  $  9,533       $ 14,363
                                                                --------       --------
Cost of revenues:
   Software publishing                                             2,519          1,022
   Developer products and other                                       --             42
                                                                --------       --------
Total cost of revenues                                             2,519          1,064
                                                                --------       --------
Gross profit                                                       7,014         13,299
                                                                --------       --------
Operating expenses:
   Research and development                                        5,523          6,503
   Sales and marketing                                             1,875          1,077
   General and administrative                                      2,488          2,638
                                                                --------       --------
Total operating expenses                                           9,886         10,218
                                                                --------       --------
Operating profit (loss)                                         $ (2,872)         3,081

Gain on sale of Systems assets                                        --         18,032
Net interest and other income (expense)                              435            189
                                                                --------       --------
Income (loss) before income and foreign withholding taxes         (2,437)        21,302

Income and foreign withholding taxes                                 130             73
                                                                --------       --------

Net income (loss)                                               $ (2,567)      $ 21,229
                                                                ========       ========

Basic net income (loss) per share                               $  (0.10)      $   0.75
                                                                ========       ========

Diluted net income (loss) per share                             $  (0.10)      $   0.72
                                                                ========       ========

Shares used to compute basic net income (loss) per share          25,653         28,460
                                                                ========       ========

Shares used to compute diluted net income (loss) per share        25,653         29,624
                                                                ========       ========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              For the three months ended
                                                                        June 30,
                                                              --------------------------
                                                                 1998            1997
                                                               ---------       --------
Cash flows from operating activities:
   Net profit (loss)                                            $ (2,567)      $ 21,229
     Adjustments to reconcile net profit (loss) to
      net cash used in operating activities:
        Net loss on disposition of equipment                          --            176
        Depreciation and amortization                                738          1,288
        Deferred revenue                                            (248)       (11,962)
        Gain on sale of Systems assets                                --        (18,032)
        Changes in operating assets and liabilities:
           Accounts receivable, net                               (6,175)            89
           Prepaid and other assets                               (1,018)           389
           Accounts payable                                            8            553
           Accrued expenses                                        2,369            623
           Other liabilities                                      (1,215)        (1,347)
                                                                --------       --------
Net cash used in operating activities                             (8,108)        (6,994)
                                                                --------       --------
Cash flows from investing activities:
   Proceeds from sale of Systems assets                               --         20,000
   Proceeds from disposition of equipment                             --             74
   Short-term investments, net                                    (6,189)        (8,104)
   Capital expenditures                                             (594)          (342)
                                                                --------       --------
Net cash provided by (used in) investing activities               (6,783)        11,628
                                                                --------       --------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                       599            330
   Payments on capital lease obligations                            (264)          (626)
                                                                --------       --------
Net cash provided by (used in) financing activities                  335           (296)
                                                                --------       --------
Effect of foreign currency translation                                --            (18)
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents             (14,556)         4,320

Cash and cash equivalents at beginning of period                  16,209         14,395
                                                                --------       --------

Cash and cash equivalents at end of period                      $  1,653       $ 18,715
                                                                --------       --------
Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                                   $      6             64
                                                                ========       ========

     See accompanying Condensed Notes to Consolidated Financial Statements.

THE 3DO COMPANY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of June 30, 1998 and for the quarters ended June 30, 1998 and 1997 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results expected for the entire year.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company adopted SOP 97-2 in the current quarter; however, the effect of adopting SOP97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, outstanding and common equivalent shares from options to purchase common stock using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period presented:

                                                                   For the three months ended
                                                                             June 30,
                                                                   --------------------------
                                                                      1998            1997
                                                                    ---------       --------
      Net income (loss)                                             $  (2,567)      $ 21,229
                                                                    =========       ========
      Shares used to compute basic net income (loss)
          per share - Weighted-average number of
          common shares outstanding                                    25,653         28,460

      Effect of common equivalent shares - stock options
          outstanding using the treasury stock method                      --          1,164
                                                                    ---------       --------

      Shares used to compute diluted net income (loss)
          per share                                                    25,653         29,624
                                                                    =========       ========

      Basic net income (loss) per share                             $   (0.10)      $   0.75
                                                                    =========       ========

      Diluted net income (loss) per share                           $   (0.10)      $   0.72
                                                                    =========       ========

Options to purchase 8,616,790 and 208,026 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarters ended June 30, 1998 and 1997, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.08 and $8.55 for the quarters ended June 30, 1998 and 1997, respectively.

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

NOTE 5 - INCOME TAXES

Income tax expense totaled $0.1 million for both quarters ended June 30, 1998 and 1997. Income tax expense represents foreign income and withholding taxes, and minimum state taxes.

NOTE 6 - NEW ACCOUNTING STANDARDS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The company's total comprehensive earnings were as follows:

                                                  Three months ended
(in thousand, unaudited)                               June 30,
                                                -----------------------
                                                  1998          1997
                                                --------      --------
Net income (loss)                               $ (2,567)     $ 21,229

Cumulative translation adjustment                     --            (2)
                                                --------      --------
Total comprehensive income (loss)               $ (2,567)     $ 21,227
                                                ========      ========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The 3DO Company ("3DO" or the "Company") primarily develops, publishes and distributes interactive entertainment software products for multiple platforms including IBM-compatible personal computers (the "PC"), the 32-bit PlayStation platform (the "Sony PlayStation") developed by Sony Computer Entertainment, Inc., the 64-bit Nintendo 64 platform (the "N64") developed by Nintendo Company, Ltd., and Internet platforms. During the first quarter of fiscal year 1998, the Company also designed, developed and licensed hardware technologies for the 64-bit consumer and PC markets.

In December 1995, the Company licensed its next generation 64-bit technology (the "M2 Technology") to Matsushita Electric Industrial Co. Ltd. ("MEI" or "Matsushita") for an upfront license fee of $100.0 million plus certain ongoing royalties (the "M2 Agreement). On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Licensing Agreement with MEI. As consideration for providing engineering and certain support services, the Company received an additional aggregate fee of approximately $4.5 million received in installments in fiscal year 1997 and 1998. On July 23, 1997, the Company and MEI signed a second addendum (the "Second Addendum") to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. The Company recognized all remaining revenue in connection with the M2 Agreement in fiscal year 1998. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. The Company recognized approximately $11.0 million of revenue in connection with this transaction.

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

On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Cirrus Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Cirrus Agreement. The Company recognized the payment as revenue in the fiscal year 1998.

On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million worth of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of June 30, 1998, the Company has reacquired approximately 200,000 shares. The repurchase plan will remain in effect until rescinded by the Board.

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

The Company will continue to incur substantial expenditures to develop its business throughout the remainder of fiscal year 1999. The Company expects that its operating results will fluctuate as a result of a wide variety of factors, including the timing of software product introductions by the Company and its competitors, the Company's expenditures on research and development, marketing and promotional programs, and the general state of the national and global economies. In addition, the Company's revenues will be affected by the seasonal nature of the market for consumer electronics products and variations as a result of the demand for a particular software title.

Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements within the meaning of
Section 21E of the

Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, all statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products; the ability of the Company to adequately distribute its software products through various distribution channels; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements contained herein. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," above. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, the Company had a net loss of $2.6 million compared to a net profit of $21.2 million for the same quarter in fiscal year 1998. Included in the net profit for the three months ended June 30, 1997 was $12.0 million in revenue recognized from the M2 Agreement and a one-time $18.0 million gain from the sale of certain of the hardware related assets to Samsung.

Revenue for the three months ended June 30, 1998 and 1997 totaled $9.5 million and $14.4 million, respectively. Royalties and license fees for the quarter ended June 30, 1997 were $12.0 million. No revenue associated with the royalties and license fees was recognized for the current quarter due to the sale of the Company's hardware assets to Samsung in the first quarter of last fiscal year.

Software publishing revenue totaled $9.5 million for the three months ended June 30, 1998, compared to $2.3 million for the same period last fiscal year. The increase in software publishing revenue was primarily due to the release of Army Men and Might and Magic VI in the current quarter. Software publishing revenue was recorded net of allowances for returns, price protection and discounts.

Cost of revenues totaled $2.5 million and $1.1 million for the quarters ended June 30, 1998 and 1997, respectively. Cost of publishing revenue as a percentage of publishing revenue was 26% for the current quarter compared to 44% for the prior comparable period. The improvement was attributable to lower cost to net revenue ratios for both Army Men and Might and Magic VI and higher software licensing revenue in fiscal year 1999, which had no associated cost. Cost of revenues consists of direct costs associated with software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

Research and development expenses for the quarter ended June 30, 1998 totaled $5.5 million, compared to $6.5 million for the same fiscal period in the prior year. The decrease was primarily due to the sale of the hardware group to Samsung in June 1997, realizing a saving of approximately $2.7 million in operating expenses. The decrease was partially offset by higher on-going development expenses associated with Studio 3DO, Cyclone Studios and New World Computing as the Company continues to expand its product development efforts.

Sales and marketing expenses for the three months ended June 30, 1998 and 1997 were $1.9 million and $1.1 million, respectively. The increase was attributable to the sales and marketing expenses related to the release of Army Men, Might and Magic VI and High Heat Baseball. Moreover, in May 1998 the Company participated in the Electronic Entertainment Expo ("E3") tradeshow, where the Company showcased its latest line-up of new video games for the PC, PlayStation and N64 platforms for the first time since it made the transition from a hardware company to a software publishing company.

General and administrative expenses decreased from $2.6 million for the quarter ended June 30, 1997 to $2.5 million for same period in the current fiscal year. The decrease in the current quarter was attributable to reduced overhead expenses as the Company transitioned from a hardware systems licensing company to an entertainment software publishing company. The Company expects that general and administration expenses will increase in the near future as it continues to build its infrastructure to support the release of its new video games for the PC, PlayStation and N64 platforms.

Net interest and other income decreased from $18.2 million for the quarter ended June 30, 1997 to $0.4 million for the same period this year, due primarily to the $18.0 million gain on the sale of certain assets of the Company's hardware systems division to Samsung in June 1997.

Income and foreign withholding taxes were $0.1 for both quarters ended June 30, 1998 and June 30, 1997. Income and foreign withholding taxes primarily consisted of foreign licensing withholding taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $26.2 million at June 30, 1998. At March 31, 1998, cash and short-term investments totaled $34.6 million. This decrease was primarily due to cash used in operating activities and capital expenditures.

The Company will incur negative cash flow for the remainder of fiscal year 1999 from the continued investment in the internal development of entertainment software titles scheduled to be released in this fiscal year and beyond. The Company anticipates that its existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1999. There can be no assurance that additional capital will not be required in fiscal year 2000 since cash flows will be affected by the rate at which the Company releases its products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of the Company's products. The level of financing required beyond fiscal year 1999 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its stockholders. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to seek funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies, products and/or potential markets.

FACTORS AFFECTING FUTURE PERFORMANCE

HARDWARE SYSTEMS GROUP SALE

On June 23, 1997, the Company sold certain assets of its former hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. No agreement with MEI, including, without limitation, any addendum to the M2 Agreement, relieves the Company of its obligation to complete the deliverables called for in the M2 Agreement. There can be no assurance that the Company, with or without CagEnt's subcontracted assistance, will successfully complete the deliverable items required pursuant to the M2 Agreement, as amended. In the event that CagEnt's subcontracted engineering services are unsatisfactory or are otherwise terminated prior to completion or are not timely completed, the Company will incur substantial expenses to complete its obligations under the M2 Agreement. The Company believes that it has adequately provided for such potential obligations in the consolidated financial statements. However, such an event could have a material adverse impact on the Company, including, but not limited to, diverting funds from the Company's software publishing business.

CHANGING PRODUCT PLATFORMS AND FORMATS

The Company has entered new, rapidly changing markets with its software products, specifically the enhanced graphics card portion of the PC market, the Sony PlayStation, the Nintendo 64 and Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platform of Sega. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

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

The markets in which 3DO's software products compete are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities all affect access to distributors and retailers. In addition, sales of interactive entertainment products are becoming increasingly dependent upon name recognition of product families. Fewer products in this market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' efforts to sell such products given the product's short lifespan.

A variety of companies offer products that compete directly with one or more of the Company's software products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include large independent multi-platform software developers such as Electronic Arts Inc., Eidos plc, Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and GT Interactive Software, as well as publishers of personal computer software such as Microsoft Corporation and The Learning Company, Inc.

VARIABILITY OF OPERATING RESULTS

The Company expects that its operating results will experience significant fluctuations as a result of the timing of new video game hardware and software product introductions by the Company's competitors, the timeliness with which the Company is able to release its products to the market, fluctuations in the PC market, the financial impact of acquisitions of other companies and/or products by the Company, the Company's investments in research and development, and expenditures on marketing and promotional programs.

The market for entertainment software is highly seasonal. The Company's revenues are expected to be affected by the seasonal nature of the market, which is characterized by increased sales in the fourth calendar quarter coinciding with the holiday selling season and typically a seasonal low in revenues in the quarter ending in June. Seasonal trends may also be affected by general economic or industry factors. The Company's revenues may also reflect substantial variations as a result of the timing of the introduction of and demand for a particular software title it has published and/or distributed. Such demand may increase or decrease as a result of a number of factors, such as consumer preferences, product announcements by competitors and the popularity of particular hardware platforms, that cannot be predicted. The software industry is characterized by frequent product delays, which can materially and adversely affect the sales of a product if the product is not released in time for the holiday season.

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

The Company is currently in the process of evaluating the potential impact of the Year 2000 issue on its business and the related expenses that would foreseeably be incurred in attempting to remedy such impact (including testing and implementation of remedial action). Management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the Year 2000 impact on its internal systems, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          27.01 Financial Data Schedule

     (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE 3DO COMPANY


Dated:  August xx, 1998                      /s/ JOHN ADAMS
                                             --------------------------------
                                             John Adams
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)
                                             (Duly authorized officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------