Form 10-Q
period 1998-09-30
3DO CO
filed 1998-11-16
CIK 898441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of October 31, 1998, the number of outstanding shares of the registrants' common stock was 25,924,395.

                                 THE 3DO COMPANY

                                      INDEX


                                                                             PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at
           September 30, 1998 and March 31, 1998                               3

           Condensed Consolidated Statements of Operations for the three
           and six months ended September 30, 1998 and 1997                    4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended September 30, 1998 and 1997                    5

           Condensed Notes to Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  25

Item 4.    Submission of Matters to a Vote of Security Holders                25

Item 6.    Exhibits and Reports on Form 8-K                                   26

Signatures                                                                    27

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     September 30,    March 31,
                                                         1998           1998
                                                     -------------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                          $   4,009       $  16,209
   Short-term investments                                19,973          18,375
   Accounts receivable, net                               2,969             216
   Prepaid and other current assets                         310             838
                                                      ---------       ---------
Total current assets                                     27,261          35,638

Property and equipment, net                               3,341           3,336
Deposits and other assets                                 1,259           1,473
                                                      ---------       ---------

Total assets                                          $  31,861       $  40,447
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $     721       $     495
   Accrued expenses                                       4,283           2,468
   Deferred revenue                                         219             352
   Current portion of capital lease obligations              59             335
   Other current liabilities                              1,950           3,219
                                                      ---------       ---------
Total current liabilities                                 7,232           6,869

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
     authorized; no shares issued                           --              --
   Common stock, $.01 par value; 50,000 and
     25,000 shares authorized; 25,924 and 25,570
     shares issued and outstanding, respectively            259             256
   Additional paid-in capital                           160,943         159,938
   Accumulated other comprehensive loss                    (187)           (290)
   Accumulated deficit                                 (124,733)       (114,673)
   Treasury Stock, at cost, 3,448 shares                (11,653)        (11,653)
                                                      ---------       ---------
Total stockholders' equity                               24,629          33,578
                                                      ---------       ---------

Total liabilities and stockholders' equity            $  31,861       $  40,447
                                                      =========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                          For the three months          For the six months
                                          ended September 30,           ended September 30,
                                        -----------------------       -----------------------
                                          1998           1997           1998           1997
                                        --------       --------       --------       --------
Revenues:
   Royalties and license fees           $     --       $ 10,965       $     --       $ 22,927
   Software publishing                     5,024          1,848         14,558          4,160
   Developer products and other               --             --             --             89
                                        --------       --------       --------       --------
Total revenues                          $  5,024       $ 12,813       $ 14,558       $ 27,176
                                        --------       --------       --------       --------

Cost of revenues:
   Software publishing                     2,043            864          4,563          1,885
   Developer products and other               --             --             --             42
                                        --------       --------       --------       --------
Total cost of revenues                     2,043            864          4,563          1,927
                                        --------       --------       --------       --------

Gross profit                               2,981         11,949          9,995         25,249
                                        --------       --------       --------       --------

Operating expenses:
   Research and development                6,051          3,788         11,574         10,291
   Sales and marketing                     2,476          1,211          4,352          2,288
   General and administrative              2,267          1,932          4,755          4,571
                                        --------       --------       --------       --------
Total operating expenses                  10,794          6,931         20,681         17,150
                                        --------       --------       --------       --------

Operating income (loss)                   (7,813)         5,018        (10,686)         8,099

Gain on sale of the Systems assets            --             --             --         18,032
Net interest and other income                377            628            813            817
                                        --------       --------       --------       --------

Income (loss) before income
   and foreign withholding taxes          (7,436)         5,646         (9,873)        26,948

Income and foreign withholding taxes          57             10            187             83
                                        --------       --------       --------       --------

Net income (loss)                       $ (7,493)      $  5,636       $(10,060)      $ 26,865
                                        ========       ========       ========       ========

Basic net income (loss) per share       $  (0.29)      $   0.22       $  (0.39)          0.99
                                        ========       ========       ========       ========

Diluted net income (loss) per share     $  (0.29)      $   0.21       $  (0.39)          0.92
                                        ========       ========       ========       ========

Shares used to compute basic net
income (loss) per share                   25,865         25,936         25,759         27,198
                                        ========       ========       ========       ========

Shares used to compute diluted
net income (loss) per share               25,865         26,838         25,759         29,115
                                        ========       ========       ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  For the six months
                                                                  ended September 30,
                                                                ------------------------
                                                                  1998           1997
                                                                ---------      ---------
Cash flows from operating activities:
   Net profit (loss)                                            $ (10,060)     $  26,865
     Adjustments to reconcile net profit (loss) to net
     cash used in operating activities:
        Net loss on disposition of equipment                           --             76
        Depreciation and amortization                               1,494          2,230
        Deferred revenue                                             (133)       (11,684)
        Gain on sale of Systems assets                                 --        (18,032)
        Repurchase of 3DO shares                                       --        (10,965)
        Changes in operating assets and liabilities:
           Accounts receivable, net                                (2,753)           346
           Prepaid and other assets                                   517            778
           Accounts payable                                           226           (145)
           Accrued expenses                                         1,815         (1,131)
           Other liabilities                                       (1,270)        (1,382)
                                                                ---------      ---------
Net cash used in operating activities                             (10,164)       (13,044)
                                                                ---------      ---------

Cash flows from investing activities:
   Proceeds from sale of Systems assets                                --         20,000
   Proceeds from disposition of equipment                              --             74
   Short-term investments, net                                     (1,494)       (17,128)
   Capital expenditures                                            (1,274)          (524)
                                                                ---------      ---------
Net cash provided by (used in) investing activities                (2,768)         2,422
                                                                ---------      ---------

Cash flows from financing activities:

   Repurchase of 3DO shares                                            --           (359)
   Proceeds from issuance of common stock, net                      1,008          1,118
   Payments on capital lease obligations                             (276)          (770)
                                                                ---------      ---------
Net cash provided by (used in) financing activities                   732            (11)
                                                                ---------      ---------

Effect of foreign currency translation                                 --            (20)
                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents              (12,200)       (10,653)

Cash and cash equivalents at beginning of period                   16,209         14,395
                                                                ---------      ---------

Cash and cash equivalents at end of period                      $   4,009       $  3,742
                                                                =========      =========

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                                   $       8       $     95

     See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of September 30, 1998 and for the quarters and six months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results expected for the entire year.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 Software Revenue Recognition, which supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company adopted SOP 97-2 in the current fiscal year; however, the effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period presented:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------      -----------------------
                                               1998          1997           1998           1997
                                             --------      ---------      ---------      --------
Net income (loss)                            $ (7,493)     $   5,636      $ (10,000)     $ 26,865
                                             ========      =========      =========      ========

Shares used to compute basic net income
 (loss) per share - Weighted-average
 number of common shares outstanding           25,865         25,936         25,759        27,198

Effect of common equivalent shares -
 stock options outstanding using the
 treasury stock method                             --            902             --         1,917
                                             --------      ---------      ---------      --------

Shares used to compute diluted net
income (loss) per share                        25,865         26,838         25,759        29,115
                                             ========      =========      =========      ========

Basic net income (loss) per share            $  (0.29)     $    0.22      $   (0.38)     $   0.99
                                             ========      =========      =========      ========

Diluted net income (loss) per share          $  (0.29)     $    0.21      $   (0.39)     $   0.92
                                             ========      =========      =========      ========

Options to purchase 9,786,808 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and six months ended September 30, 1998 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.12 for both quarter and six months ended September 30, 1998. Options to purchase 86,540 shares of common stock were excluded from the Company's dilutive net income
(loss) per share calculations for the quarter and six months ended September 30, 1997 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $5.81 for both quarter and six months ended September 30, 1997.


NOTE 4 - GAIN ON SALE OF SYSTEMS GROUP

On June 23, 1997, the Company sold most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. ("Samsung") for $20.0 million, realizing a gain of approximately $18.0 million.


NOTE 6 - NEW ACCOUNTING STANDARDS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive income (loss) were as follows:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------      -----------------------
                                               1998          1997           1998           1997
                                             --------      ---------      ---------      --------

Net income (loss)                            $ (7,493)     $   5,636      $ (10,060)     $ 26,865

Cumulative translation adjustment                  --            (17)            --           (20)

Unrealized gains (losses) on
marketable Securities                             108             42            103            26
                                             --------      ---------      ---------      --------
Total comprehensive income (loss)            $ (7,385)     $   5,661      $  (9,957)     $ 26,871
                                             ========      =========      =========      ========


In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133 will be adopted by the Company as of December 31, 1998, and is not expected to have a financial impact to its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The 3DO Company ("3DO" or the "Company") develops, publishes and distributes interactive entertainment software products for multiple platforms including IBM-compatible personal computers (the "PC"), the 32-bit PlayStation platform (the "Sony PlayStation") developed by Sony Computer Entertainment, Inc., the 64-bit Nintendo 64 platform (the "N64") developed by Nintendo Company, Ltd., and Internet platforms. During the first quarter of fiscal year 1998, the Company also designed, developed and licensed hardware technologies for the 64-bit consumer and PC markets.

In December 1995, the Company licensed its next generation 64-bit technology (the "M2 Technology") to Matsushita Electric Industrial Co., Ltd. ("MEI" or "Matsushita") for an upfront license fee of $100.0 million plus certain ongoing royalties (the "M2 Agreement). On April 24, 1996, the Company agreed to make certain modifications to the M2 system design, pursuant to the terms of an addendum (the "Addendum") to the M2 Licensing Agreement with MEI. As consideration for providing engineering and certain support services, the Company received an additional aggregate fee of approximately $4.5 million received in installments in fiscal years 1997 and 1998. On July 23, 1997, the Company and MEI signed a second addendum (the "Second Addendum") to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. The Company recognized all remaining revenue in connection with the M2 Agreement in fiscal year 1998. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. The Company recognized approximately $11.0 million of revenue in connection with this transaction.

On June 23, 1997, the Company sold and/or licensed most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Co. Ltd. ("Samsung") for $20.0 million. As part of the agreement between 3DO and Samsung, CagEnt Technologies, Inc. ("CagEnt"), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the then-remaining deliverables due to MEI under the M2 Agreement.

3DO's contractual obligations pursuant to the M2 Agreement, as amended, to provide MEI with engineering support regarding the M2 Technology expired on June 30, 1998. At this time, 3DO believes that its efforts to effectively transfer to MEI a technical understanding of the M2 Technology was successfully accomplished and that MEI does not require any further engineering services or technical support from 3DO. Pursuant to the M2 Agreement, as amended, MEI is entitled to request additional engineering support services from 3DO, which services would be provided by 3DO at MEI's expense in an amount to be mutually agreed upon by the parties. There can be no assurance that any sum(s) agreed upon for such services will fully compensate 3DO for the costs and expenses of providing such services, including, but not limited to, diverting funds and personnel from the Company's software publishing business.

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

On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million worth of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of October 31, 1998, the Company has reacquired approximately 700,000 shares. The repurchase plan will remain in effect until rescinded by the Board.

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

Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, all statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding CagEnt assisting the Company, as a subcontractor, in completing the remaining deliverables associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products; the ability of the Company to adequately distribute its software products through various distribution channels; and the Company's ability to adequately address its own or third parties' Year 2000 issues; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements contained herein. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," below. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.

RESULTS OF OPERATIONS

For the quarter and six months ended September 30, 1998, the Company had net losses of $7.5 million and $10.1 million, respectively, compared to net profits of $5.6 million and $26.9 million for the same periods in fiscal year 1998. Included in the net profit for the six months ended September 30, 1997 was $22.9 million in revenue recognized from the M2 Agreement and a one-time $18.0 million gain from the sale of certain of the hardware related assets to Samsung.

Revenue for the quarter and six months ended September 30, 1998 totaled $5.0 million and $14.6 million compared to $12.8 million and $27.2 million for the same periods last fiscal year. Royalties and license fees for the quarter and six months ended September 30, 1997 were $11.0 million and $22.9 million, respectively. No revenue associated with the royalties and license fees was recognized for the current fiscal year due to the sale of the Company's hardware assets to Samsung in the first quarter of last fiscal year.

Software publishing revenue totaled $5.0 million and $14.6 million for the three and six months ended September 30, 1998, compared to $1.8 million and $4.2 million for the comparable periods ended September 30, 1997. The increase in software publishing revenue was primarily due to the release of Army Men, Might and Magic VI and TOCA Championship Racing for the PC and Sony PlayStation (PSX) in the current fiscal year. Software publishing revenue was recorded net of allowances for returns, price protection and discounts.

Cost of revenues totaled $2.0 million and $4.6 million for the quarter and six months ended September 30, 1998, respectively, compared to $0.9 million and $1.9 million for the same periods last fiscal year. Cost of publishing revenue as a percentage of publishing revenue were 41% and 31% for the quarter and six months ended September 30, 1998, compared to 47% and 45% for the prior comparable periods. The improvement compared to prior year was attributable to lower cost to net revenue ratios for both Army Men and Might and Magic VI and higher software licensing revenue in fiscal year 1999, which had no associated cost. The increase in cost to net revenue ratio for the current quarter compared to the six months ended September 30, 1998 was primarily due to the amortization and related write-off of royalty paid to Codemaster, developer of TOCA Championship Racing, upon release of the title in August 1998. Cost of revenues consists of direct costs associated with software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

Research and development expenses for the quarter and six months ended September 30, 1998, totaled $6.1 million and $11.6 million, respectively, compared to $3.8 million and $10.3 million for the comparable periods in the prior fiscal year. The increase was primarily due to higher on-going development expenses associated with all 3DO studios as the Company continues to expand its product development efforts, offset by a savings of approximately $2.7 million in operating expenses due to the sale of the hardware group to Samsung in June 1997.

Sales and marketing expenses for the three months ended September 30, 1998 and 1997 were $2.5 million and $1.2 million, respectively. Sales and marketing expenses for the six months ended September 30, 1998 was $4.4 million compared to $2.3 million for the six months ended September 30, 1997. The increase was attributable to the sales and marketing expenses related to the release of Army Men, Might and Magic VI, High Heat Baseball and TOCA Championship Racing. In addition, in May 1998, the Company participated in the Electronic Entertainment Expo ("E3") tradeshow, where the Company showcased its latest line-up of new video games for the PC, PlayStation and N64 platforms for the first time since it made the transition from a hardware company to a software publishing company.

General and administrative expenses increased from $1.9 million and $4.6 million for the quarter and six months ended September 30, 1997 to $2.3 million and $4.8 million for same periods in the current fiscal year. The increase was attributable to the increase in administrative and overhead expenses as the Company continues to build its infrastructure to support the release of its new video games for the PC, PlayStation and N64 platforms. The Company expects that its general and administrative expenses will continue to increase in the near future.

Net interest and other income decreased from $0.6 million and $18.8 million for the quarter and six months ended September 30, 1997 to $0.4 million and $0.8 million for the same periods this fiscal year, primarily due to the $18.0 million gain on the sale of certain assets of the Company's hardware systems division to Samsung in June 1997 and lower average cash balance in the current year compared to last year.

Income and foreign withholding taxes for the six months ended September 30, 1998 and 1997, and for the quarter ended September 30, 1998 were $0.1 million. Income and foreign withholding taxes for the quarter ended September 30, 1997 was nominal. Income and foreign withholding taxes primarily consisted of foreign licensing withholding taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $24.0 million at September 30, 1998. At March 31, 1998, cash and short-term investments totaled $34.6 million. This decrease was primarily due to cash used in operations of $19.4 million, capital expenditures of $1.3 million and inventory purchase of $1.9 million, offset by cash received from operations of $11.7 million.

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

HARDWARE SYSTEMS GROUP SALE

On June 23, 1997, the Company sold certain assets of its former hardware systems group to Samsung pursuant to an Asset Purchase Agreement (the "Samsung Agreement"). As part of the Samsung Agreement, CagEnt, a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, in its efforts to complete the remaining deliverables associated with the M2 Agreement. 3DO's contractual obligations pursuant to the M2 Agreement, as amended, to provide MEI with engineering support regarding the M2 Technology expired on June 30, 1998. At this time, 3DO believes that its efforts to effectively transfer to MEI a technical understanding of the M2 Technology was successfully accomplished and that MEI does not require any further engineering services or technical support from 3DO. Pursuant to the M2 Agreement, as amended, MEI is entitled to request additional engineering support services from 3DO, which services would be provided by 3DO at MEI's expense in an amount to be mutually agreed upon by the parties. There can be no assurance that any sum(s) agreed upon for such services will fully compensate 3DO for the costs and expenses of providing such services, including, but not limited to, diverting funds and personnel from the Company's software publishing business.

YEAR 2000 ISSUE

Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems, applications and/or devices could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on such computer systems, applications and devices in operating and monitoring all major aspects of its business, including, but not limited to, its financial systems (such as general ledger, billing, accounts payable and payroll modules), customer services, internal networks and telecommunications equipment, and end products. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information.

The Company has formed a Year 2000 Working Group to organize, manage, and report on its Year 2000 remediation efforts. The Year 2000 Working Group consists of approximately 20 individuals from all levels of management and covering all areas of the Company's operations. The Company has retained an experienced Year 2000 Project Manager to lead this working group and also retained Pricewaterhouse Coopers to provide feedback and assistance toward developing a comprehensive plan.

The Year 2000 Working Group has identified a four-phase approach to determining, addressing, and reporting on Year 2000 readiness. This approach is expected to provide a method to inventory, identify, and address all systems, software, and control device issues. This approach is also expected to identify critical business relationships in all areas of operations which could reasonably be expected to have adverse effects on the Company should they fail to adequately address their own Year 2000 issues.

Phase 1 (Inventory) creates a comprehensive inventory of systems, software, and business relationships. Phase 2 (Risk Assessment) requires detailed analysis of each item or relationship identified in Phase 1. Phase 3 (Remediation Planning) creates project plans to correct or address individual system, software, or business partner issues identified in the first two phases. Phase 4 (Remediation) implements those plans, correcting or replacing systems, software, or business partners as required.

As of September 30, 1998, the Company's overall progress by phase was as follows:

                                     PERCENTAGE COMPLETED AS       EXPECTED
            PHASE                    OF SEPTEMBER 30, 1998      COMPLETION DATE
--------------------------------------------------------------------------------
Phase 1 - Inventory                          90%(1)              January 1999
Phase 2 - Risk Assessment                    55%                 August 1999
Phase 3 - Remediation Planning               20%(2)              August 1999
Phase 4 - Remediation                        10%(3)              October 1999

(1) The Company has substantially completed inventorying and analyzing its remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take corrective action based on the results of analysis.

(2) The Company has a number of projects underway to replace or upgrade hardware and software that are known to be Year 2000 non-compliant.

(3) The Company has recently upgraded its Oracle Financials system to the most recent version. The Oracle database and financials applications are believed to be Year 2000 compliant. These systems are used to automate Order Entry, Accounts Receivable, Accounts Payable, Purchasing, Fixed Asset and General Ledger functions. The Company has also recently upgraded its Email systems to be Year 2000 compliant.

The Company is continuing the process of surveying its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. The Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans, where practical. However, such failures remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition. This survey is expected to be complete by January of 1999.

In several cases, the Company's business with its customers and suppliers is conducted through the use of Electronic Data Interchange (EDI) systems. In each case where EDI is used, the Company is in the process of conducting electronic testing with these businesses. This electronic testing is expected to be complete by July of 1999.

The Company develops and sells products for the Nintendo 64, Sony PlayStation, PC, and Internet platforms. Due to the nature of the Company's products, many of them contain no date-related processing. Because of this, many of them are not affected by the Year 2000 date change. However, the Company's Year 2000 Working Group is in the process of developing tests for all of the Company's significant products to determine the effects of the Year 2000 change. These tests are expected to be developed by March, 1999. The Company expects to be substantially complete with testing of all of its current products by July, 1999. While the Company expects to find few date-related issues with its own products, the Company has not fully identified such impact and may or may not incur expenses related to the remediation of Year 2000 problems in its existing products.

Cost

The Company expects to incur costs during the next five quarters related to the planning and remediation described above. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. The Company has incurred approximately $0.2 million in expenditures to date related to the Year 2000 issue.

Risks and Uncertainties

If the Company fails to find and correct a significant Year 2000 issue, it could result in the interruption, delay, or failure of normal business operations. The Company currently expects to substantially complete remediation and validation of its internal systems, as well as to develop contingency plans for certain internal systems, by mid-1999. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be adversely affected. Management believes that the Year 2000 Working Group and the Year 2000 plan discussed in these paragraphs will significantly reduce the Company's risk associated with the changeover to the Year 2000. The Company's risks include, but are not limited to the following:

Software Development Schedules: The software development teams rely on a variety of systems and software tools to develop products. If these systems and tools are not functioning properly, product release schedules, which span the Year 2000 rollover, could be adversely affected. The Company relies on external contractors to develop components of some of the Company's products. If a contractor with a significant contribution to a project should fail to adequately address the Year 2000 issue, this could have adverse effects on the development schedule for one or more products.

Facilities Operations: The Company relies on systems and software to run its security and telecommunications systems. Although both of these components at all of the Company's locations have been included in the Year 2000 plan, a failure of either of these systems could prevent normal work at one or more of the Company's locations.

Financial Software: The Company has recently upgraded its Oracle Financials system to the most recent version. The Oracle database and financials applications are believed to be Year 2000 compliant. Although all of these business applications have been (and will continue to be) thoroughly evaluated for Year 2000 compliance, a failure in one or more of these software packages could delay the Company's ability to process customer orders, billing, payroll, accounts payable and financial statements.

Contingency Plans

The Company expects to develop contingency plans for key internal systems and business critical business partners by mid-1999. This contingency planning includes, but is not limited to, identifying additional vendors who could provide similar goods and services on short notice. Management expects these plans to substantially reduce the risk of interruption, delay, or failure of key processes required for business operations. However, failure of such plans remains a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company engages in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 16, 1998, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected Trip Hawkins and Hugh Martin as directors of the Company; approved an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 2,546,489 shares, approved an increase in the number of shares reserved for issuance under the 1994 Employee Stock Purchase Plan by 1,500,000 shares; and confirmed the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1999. The voting on each matter is set forth below.

1. Votes cast for the election of the directors for Class C of the Company's Board of Directors:

Nominee                     Votes for Each Nominee             Votes Withheld from Each Nominee
-------                     ----------------------             --------------------------------
Trip Hawkins                24,108,125                         214,058
Hugh Martin                 24,110,926                         211,257

2. Votes cast for approval of an increase of the number of shares of Common Stock reserved for issuance under the 1993 Incentive Stock Plan by 2,546,489 shares:

For                         Against                    Abstain                    Broker Non-Vote
---                         -------                    -------                    ---------------
6,044,180                   5,385,550                  98,215                     12,794,238

3. Votes cast for approval of an increase in the number of shares of Common Stock reserved for issuance under the 1994 Employee Stock Purchase Plan by 1,500,000 shares:

For                         Against                    Abstain                    Broker Non-Vote
---                         -------                    -------                    ---------------
10,687,342                  762,138                    78,465                     12,794,238

4. Votes cast to confirm the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1999:

For                         Against                    Abstain                    Broker Non-Vote
---                         -------                    -------                    ---------------
24,145,064                  110,051                    67,068                     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          27.01    Financial Data Schedule

     (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE 3DO COMPANY


Dated: November 16, 1998                        /s/ JOHN ADAMS
                                                --------------------------------
                                                John Adams
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)
                                                (Duly authorized officer)

                               INDEX TO EXHIBITS

Exhibit
Number                    Description
------                    -----------
27.01               Financial Data Schedule