Form 10-Q
period 1998-12-31
3DO CO
filed 1999-02-12
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1999, the number of outstanding shares of the registrants' common stock was 25,983,762.

                                 THE 3DO COMPANY

                                      INDEX


PART I       FINANCIAL INFORMATION                                            PAGE

Item 1.      Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
             December 31, 1998 and March 31, 1998                               3

             Condensed Consolidated Statements of Operations for the three
             and nine months ended December 31, 1998 and 1997                   4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended December 31, 1998 and 1997                   5

             Condensed Notes to Consolidated Financial Statements               6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     10


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                 26

Item 6.      Exhibits and Reports on Form 8-K                                  26

Signatures                                                                     27

PART I     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS


                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)


                                                      December 31,     March 31,
                                                          1998           1998
                                                      ------------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                            $   1,193       $  16,209
  Short-term investments                                  10,909          18,375
  Accounts receivable, net                                 8,293             216
  Prepaid and other current assets                         2,593             838
                                                       ---------       ---------
Total current assets                                      22,988          35,638

Property and equipment, net                                3,177           3,336
Deposits and other assets                                  1,148           1,473
                                                       ---------       ---------
Total assets                                           $  27,313       $  40,447
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   1,690       $     495
  Accrued expenses                                         5,814           2,468
  Deferred revenue                                           696             352
  Current portion of capital lease obligations                46             335
  Other current liabilities                                2,099           3,219
                                                       ---------       ---------
Total current liabilities                                 10,345           6,869

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
    authorized;  no shares issued                           --              --
  Common stock, $.01 par value; 50,000 and 25,000
    shares authorized; 29,372 and 25,570
    shares issued and outstanding, respectively              252             256
  Additional paid-in capital                             160,943         159,938
  Accumulated other comprehensive loss                      (230)           (290)
  Accumulated deficit                                   (130,392)       (114,673)
  Treasury Stock, at cost, 4,130 and 3,448 shares        (13,605)        (11,653)
                                                       ---------       ---------
Total stockholders' equity                                16,968          33,578
                                                       ---------       ---------
Total liabilities and stockholders' equity             $  27,313       $  40,447
                                                       =========       =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                       For the three months     For the nine months
                                        ended December 31,       ended December 31,
                                      ---------------------    ---------------------
                                        1998         1997        1998         1997
                                      --------     --------    --------     --------
Revenues:
  Royalties and license fees          $   --       $  6,444    $   --       $ 29,371
  Software publishing                   10,271        3,720      24,829        7,879
  Developer products and other            --           --          --             90
                                      --------     --------    --------     --------
Total revenues                        $ 10,271     $ 10,164    $ 24,829     $ 37,340
                                      --------     --------    --------     --------
Cost of revenues:
  Software publishing                    3,624        1,460       8,187        3,345
  Developer products and other            --           --          --             43
                                      --------     --------    --------     --------
Total cost of revenues                   3,624        1,460       8,187        3,388
                                      --------     --------    --------     --------
Gross profit                             6,647        8,704      16,642       33,952
                                      --------     --------    --------     --------
Operating expenses:
  Research and development               7,365        4,125      18,939       14,415
  Sales and marketing                    2,981        1,199       7,333        3,487
  General and administrative             2,256        1,922       7,011        6,493
                                      --------     --------    --------     --------
Total operating expenses                12,602        7,246      33,283       24,395
                                      --------     --------    --------     --------
Operating income (loss)                 (5,955)       1,458     (16,641)       9,557

Gain on sale of the Systems assets        --           --          --         18,032
Net interest and other income              323          552       1,136        1,370
                                      --------     --------    --------     --------
Income (loss) before income
  and foreign withholding taxes         (5,632)       2,010     (15,505)      28,959

Income and foreign withholding taxes        27         --           214           83
                                      --------     --------    --------     --------
Net income (loss)                     $ (5,659)    $  2,010    $(15,719)    $ 28,876
                                      ========     ========    ========     ========
Basic net income (loss) per share     $  (0.22)    $   0.08    $  (0.61)    $   1.08
                                      ========     ========    ========     ========
Diluted net income (loss) per share   $  (0.22)    $   0.08    $  (0.61)    $   1.03
                                      ========     ========    ========     ========

Shares used to compute basic net
income (loss) per share                 25,496       25,606      25,671       26,667
                                      ========     ========    ========     ========
Shares used to compute diluted
net income (loss) per share             25,496       25,777      25,671       28,002
                                      ========     ========    ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                  For the nine months
                                                                   ended December 31,
                                                                -----------------------
                                                                  1998           1997
                                                                --------       --------
Cash flows from operating activities:
  Net profit (loss)                                             $(15,719)      $ 28,876
    Adjustments to reconcile net profit (loss) to net cash
      used in operating activities:
       Net loss on disposition of equipment                           --             76
       Depreciation and amortization                               2,257          2,894
       Deferred revenue                                              344        (11,746)
       Gain on sale of Systems assets                                 --        (18,032)
       Repurchase of 3DO shares                                       --        (10,965)
       Changes in operating assets and liabilities:
        Accounts receivable, net                                  (8,077)        (1,037)
        Prepaid and other assets                                  (1,766)           906
        Accounts payable                                           1,195           (355)
        Accrued expenses                                           3,345           (458)
        Hardware incentives                                                      (2,944)
        Other liabilities                                         (1,120)        (1,409)
                                                                --------       --------
Net cash used in operating activities                            (19,541)       (14,194)
                                                                --------       --------
Cash flows from investing activities:
  Proceeds from sale of Systems assets                                --         20,000
  Proceeds from disposition of equipment                              --             74
  Short-term investments, net                                      7,526        (17,898)
  Capital expenditures                                            (1,761)          (783)
                                                                --------       --------
Net cash provided by (used in) investing activities                5,765          1,393
                                                                --------       --------
Cash flows from financing activities:

  Repurchase of 3DO shares                                        (1,952)          (722)
  Proceeds from issuance of common stock, net                      1,001          1,261
  Payments on capital lease obligations                             (289)          (956)
                                                                --------       --------
Net cash provided by (used in) financing activities               (1,240)          (417)
                                                                --------       --------
Effect of foreign currency translation                                --            (23)
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents             (15,016)       (13,241)

Cash and cash equivalents at beginning of period                  16,209         14,395
                                                                --------       --------
Cash and cash equivalents at end of period                      $  1,193       $  1,154
                                                                ========       ========
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                    $      9       $     23


See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of December 31, 1998 and for the quarter and nine months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the quarter ended December 31, 1998 are not necessarily indicative of the results expected for the entire year.

NOTE 2 - REVENUE RECOGNITION

Revenue from the sale of software titles published and distributed by the Company and developer products is recognized at the time of shipment, provided the Company has no related outstanding obligations. Subject to certain limitations, the Company permits its customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly on usage.

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

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. We will be required to implement SOP 98-9 for the year ending March 31, 2000. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements through our year ending March 31, 1999. We expect that the adoption of SOP No. 98-9 will have no material impact on our financial position, results of operations or cash flows.


NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period presented:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                              ---------------------    ---------------------
                                                1998         1997        1998         1997
                                              --------     --------    --------     --------
Net income (loss)                             $ (5,659)    $  2,010    $(15,719)    $ 28,876
                                              ========     ========    ========     ========
Shares used to compute basic net income
 (loss) per share - Weighted-average
 number of common shares outstanding            25,496       25,606      25,671       26,667

Effect of common equivalent shares - stock
 options outstanding using the treasury
 stock method                                       --          171          --        1,335
                                              --------     --------    --------     --------
Shares used to compute diluted net income
  (loss) per share                              25,496       25,777      25,671       28,002
                                              ========     ========    ========     ========

Basic net income (loss) per share             $  (0.22)    $   0.08    $  (0.61)    $   1.08
                                              ========     ========    ========     ========

Diluted net income (loss) per share           $  (0.22)    $   0.08    $  (0.61)    $   1.03
                                              ========     ========    ========     ========

Options to purchase 10,159,106 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and nine months ended December 31, 1998 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.09 for both quarter and nine months ended December 31, 1998. Options to purchase 6,839,789 and 819,974 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and nine months ended December 31, 1997 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.31 and $3.74 for the quarter and nine months ended December 31, 1997.

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


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
(in thousand)                                   DECEMBER 31,              DECEMBER 31,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
Net income (loss)                          $ (5,659)    $  2,010     $(15,719)    $ 28,876

Cumulative translation adjustment                --           (4)          --          (23)

Unrealized gains (losses) on marketable
   Securities                                   (45)        (110)          59          (84)
                                           --------     --------     --------     --------

Total comprehensive income (loss)          $ (5,704)    $  1,896     $(15,660)    $ 28,769
                                           ========     ========     ========     ========


In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133 will be adopted by the Company by the first quarter of fiscal 2001 and is not expected to have a financial impact to its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations or financial condition.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to the financial statements.

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

3DO's contractual obligations pursuant to the M2 Agreement, as amended, to provide MEI with engineering support regarding the M2 Technology expired on June 30, 1998. At this time, 3DO believes that its efforts to effectively transfer to MEI a technical understanding of the M2 Technology was successfully accomplished and that MEI does not require any further engineering services or technical support from 3DO. Pursuant to the M2 Agreement, as amended, MEI is entitled to request additional engineering support services from 3DO, which services would be provided by 3DO at MEI's expense in an amount to be mutually agreed upon by the parties. There can be no assurance that any sum(s) agreed upon for such services will fully compensate 3DO for the costs and expenses of providing such services, including, but not limited to, diverting funds and personnel from the Company's software publishing business. If MEI requests additional engineering support from the Company, the Company does not expect that it will have a material adverse impact on its financial position or results of operations.

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

On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Cirrus Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Cirrus Agreement. The Company recognized the payment as revenue in fiscal year 1998.

On July 19, 1997, the Board of Directors of the Company approved a stock repurchase plan pursuant to which the Company was authorized to purchase up to $5.0 million worth of the Company's stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of the Company's stock remains below certain levels. As of January 31, 1999, the Company has reacquired over one million shares. The repurchase plan will remain in effect until rescinded by the Board.

Revenue from the sale of software titles published and distributed by the Company is recognized at the time of shipment, provided the Company has no related outstanding obligations. Subject to certain limitations, the Company permits its customers to obtain exchanges of software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized at the point of 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such agreement. Per-copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly on usage.

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

Except for the historical information contained herein, this discussion and analysis includes certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. These forward-looking statements include, but are not limited to, all statements concerning future revenues, expenses, cash flows and capital resources; all statements regarding the Company, with or without the assistance of any subcontractors fulfilling any engineering or support obligations associated with the M2 Agreement, as amended; the extent to which the Company will receive and/or recognize revenue from the sale of software titles it publishes and distributes and/or from its on-line service; the extent to which the Company will receive and/or recognize revenue with respect to the sale of software titles it licenses to third-party publishers; the length of time for which the Company's existing cash resources, working capital financing and other sources of funds will fund the Company's activities; the Company's ability to develop software products for new platforms, and the timeliness, cost, and market demand for such products; the ability of the Company to adequately distribute its software products through various distribution channels; the Company's ability to adequately address its own or third parties' Year 2000 issues; and the effect of competitive factors in the marketplace, including the market acceptance of certain formats and the timing and release of competitors' products. The Company's actual future results could differ materially from those projected in the forward-looking statements contained herein. Some factors which could cause future actual results to differ materially from the Company's recent results or those projected in the forward-looking statements are described in "Factors Affecting Future Performance," below. The Company assumes no obligation to update any or all of the forward-looking statements or such factors.


RESULTS OF OPERATIONS

For the quarter and nine months ended December 31, 1998, the Company had net losses of $5.7 million and $15.7 million, respectively, compared to net profits of $2.0 million and $28.9 million for the same periods in fiscal year 1998. Included in the net profit for the nine months ended December 31, 1997 was $29.4 million in revenue recognized from the M2 Agreement and a one-time $18.0 million gain from the sale of certain of the hardware related assets to Samsung.

Revenue for the quarter and nine months ended December 31, 1998 totaled $10.3 million and $24.8 million compared to $10.2 million and $37.3 million for the same periods last fiscal year. Royalties and license fees for the quarter and nine months ended December 31, 1997 were $6.4 million and $29.4 million, respectively. No revenue associated with the royalties and license fees was recognized for the current fiscal year due to the sale of the Company's hardware assets to Samsung in the first quarter of last fiscal year.

Software publishing revenue totaled $10.3 million and $24.8 million for the three and nine months ended December 31, 1998, compared to $3.7 million and $7.9 million for the comparable periods ended December 31, 1997. The increase in software publishing revenue was primarily due to the release of Army Men and Might and Magic VI for the PC, TOCA Championship Racing for the Sony PlayStation
(PSX), and BattleTanx for the Nintendo (N64) in the current fiscal year. In addition, the increase was also attributable to the current quarter licensing revenue associated with a one-time $0.9 million royalty payment from third party developers, of which approximately $0.4 million was recognized in the current quarter, and the balance will be recognized in the fourth quarter of this fiscal year. Software publishing revenue was recorded net of allowances for returns, price protection and discounts.

Cost of revenues totaled $3.6 million and $8.2 million for the quarter and nine months ended December 31, 1998, respectively, compared to $1.5 million and $3.4 million for the same periods last fiscal year. Cost of publishing revenue as a percentage of publishing revenue were 35% and 33% for the quarter and nine months ended December 31, 1998, compared to 39% and 43% for the prior comparable periods. The improvement compared to prior year was attributable to lower cost to net revenue ratios for both Army Men, Might and Magic VI and BattleTanx, and higher software licensing revenue in fiscal year 1999, which had no associated cost. Cost of revenues consists of direct costs associated with software titles sold and royalties paid to third-party software developers. Internal development costs on software title development for the Company's published titles are recognized as incurred and included in research and development expenses.

Research and development expenses for the quarter and nine months ended December 31, 1998, totaled $7.4 million and $18.9 million, respectively, compared to $4.1 million and $14.4 million for the comparable periods in the prior fiscal year. The increase was primarily due to higher on-going development expenses associated with all 3DO studios as the Company continues to expand its product development efforts, offset by a savings of approximately $2.7 million in operating expenses due to the sale of the hardware group to Samsung in June 1997.

Sales and marketing expenses for the three months ended December 31, 1998 and 1997 were $3.0 million and $1.2 million, respectively. Sales and marketing expenses for the nine months ended December 31, 1998 was $7.3 million compared to $3.5 million for the nine months ended December 31, 1997. The increase was attributable to the sales and marketing expenses related to the release of Army Men, Might and Magic VI, High Heat Baseball, TOCA Championship Racing and the television ad campaign for BattleTanx. In addition, in May 1998, the Company participated in the Electronic Entertainment Expo ("E3") tradeshow, where the Company showcased its latest line-up of new video games for the PC, PlayStation and N64 platforms for the first time since it made the transition from a hardware company to a software publishing company.

General and administrative expenses increased from $1.9 million and $6.5 million for the quarter and nine months ended December 31, 1997 to $2.3 million and $7.0 million for same periods in the current fiscal year. The increase was attributable to the increase in administrative and overhead expenses as the Company continues to build its infrastructure to support the release of its new video games for the PC, PlayStation and N64 platforms. The Company expects that its general and administrative expenses will continue to increase in the near future.

Net interest and other income decreased from $0.6 million and $19.4 million for the quarter and nine months ended December 31, 1997 to $0.3 million and $1.1 million for the same periods this fiscal year, primarily due to the $18.0 million gain on the sale of certain assets of the Company's hardware systems division to Samsung in June 1997 and lower average cash balance in the current year compared to last year.

Income and foreign withholding taxes for the nine months ended December 31, 1998 and 1997 were $0.2 million and $0.1 million, respectively. Income and foreign withholding taxes for the quarters ended September 30, 1998 and 1997 were nominal. Income and foreign withholding taxes primarily consisted of foreign licensing withholding taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are its cash and cash equivalent balances and short-term investment balances, which totaled approximately $12.1 million at December 31, 1998. At March 31, 1998, cash and short-term investments totaled $34.6 million. This decrease was primarily due to net cash used in operations of $19.5 million, capital expenditures of $1.8 million and inventory purchase of $6.3 million..

The Company will incur negative cash flow for the remainder of fiscal year 1999 from the continued investment in the internal development of entertainment software titles scheduled to be released in this fiscal year and beyond. The Company entered into letters of intent for credit lines of $20.0 million and $20.0 million with Coast Business Credit and Merrill Lynch & Co., respectively, and is in the process of negotiating final agreements regarding such credit lines. The Company anticipates that its existing cash resources, future lease and working capital financing and all other sources of funds should be sufficient to fund the Company's activities through the end of fiscal year 1999. There can be no assurance that additional capital will not be required in fiscal year 2000 since cash flows will be affected by the rate at which the Company releases its products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of the Company's products. The level of financing required beyond fiscal year 1999 will depend on these and other factors. If the Company needs to raise additional funds through public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the

Company or its stockholders. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long term capital requirements, the Company may be required to curtail its operations significantly or to seek funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies, products and/or potential markets.


FACTORS AFFECTING FUTURE PERFORMANCE


CHANGING PRODUCT PLATFORMS AND FORMATS

The Company has entered new, rapidly changing markets with its software products, specifically the enhanced graphics card portion of the PC market, the Sony PlayStation, the Nintendo 64, and the Internet markets. The markets for entertainment software and entertainment software platforms are undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as motion capture, digitized speech and sound effects, music and full motion video, and requires the Company to anticipate and attempt to develop products for those platforms that will ultimately be successful. Generally, software development efforts must occur well in advance of the release of new platforms in order to introduce new products on a timely basis following the release of such platforms. Although the Company intends to develop and market entertainment software for certain advanced and emerging platforms, the development and marketing efforts in connection therewith may require greater technical and financial resources than currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenues to offset research and development costs incurred in connection with the creation of such products. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance would have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company does not have a license to develop products for certain of the most popular platforms, including the proprietary platform of Sega. Finally, the Company's products must maintain compatibility with certain hardware and software accessories. Any changes in any of such third-party product designs that result in incompatibility of the Company's products could result in significant product returns and obsolescence.

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

INTERACTIVE MULTIPLE PLAYER GAMES IN THE INTERNET

The availability of multiple player games on the Internet is a relatively recent phenomenon. The limited history of multiple player games on the Internet has been characterized by numerous companies entering the market in a short span of time and competing for a limited number of players of multiple player games by providing incentives to attract players' interest and by entering into agreements with the few companies providing Internet game sites that have developed some player following. However, there has been little evidence of success in this area and a profitable business model to capitalize on the Internet multiple player game market has not yet been established. In addition, multiple player games on the Internet require the implementation of newly developed software to accept and process payments from players which may contain errors in the program which have not yet been discovered or corrected. The Company provides free play time and other incentives such as discounts and contests to interest the limited number of players in the market into trying the Company's Internet game, Meridian 59, and has entered into agreements to have such game distributed through Internet game sites. There can be no assurance that any of the incentives provided by the Company or the availability of the Company's games on Internet game sites will result in increased player interest in the Company's games, that the costs of providing such incentives or entering into agreements with Internet game site providers will be compensated for by increased payments from use of the Company's games, that the Company will be able to continue to offer the incentives it does in accordance with the applicable laws of the jurisdictions in which the Company's games are distributed, or that the Company will be able to continue to offer its games through various Internet game sites. In addition, the Company has experienced problems with certain of the Internet hardware and software it has put into operation and there can be no assurance that such problems or other problems will not reoccur in the future.


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

The markets in which 3DO's software products compete are expected to undergo significant changes, due in part to the introduction, or planned introduction, of new hardware platforms and electronic delivery systems, and the entry and participation of new industries and companies. Severe competition exists for retail shelf space in the consumer software industry. A number of factors, including the Company's historic performance, discounts to retailers, inventory and return policies, customer service, product support, brand recognition, perceived quality and entertainment value of specific titles, and marketing activities all affect access to distributors and retailers. In addition, sales of interactive entertainment products are becoming increasingly dependent upon name recognition of product families. Fewer products in this market are successful and publishers of these games, including the Company, must incur substantial marketing and sales expenses to promote retailers' efforts to sell such products given the products' short lifespans.

A variety of companies offer products that compete directly with one or more of the Company's software products. These direct competitors vary in size from very small companies with limited resources to companies with financial, managerial and technical resources substantially greater than those of the Company. The Company's competitors include large independent multi-platform software developers such as Electronic Arts Inc., Eidos plc, THQ, Inc., Acclaim Entertainment, Inc., Lucas Arts Entertainment Co., and GT Interactive Software, as well as publishers of personal computer software such as Microsoft Corporation and The Learning Company, Inc.


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

From time to time, the Company receives communications from third parties asserting that features or content of certain of the Company's or its licensees' products or advertising materials infringe upon intellectual property rights held by such third parties. As the number of patents and products in the Company's industry increases and as the functionality of such products further overlaps, the Company believes that its products may increasingly become the subject of infringement claims. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, or in prosecuting infringement claims against third parties. The Company could also incur substantial costs in interference proceedings before the U.S. Patent Office in connection with one or more of the Company's or a third party's patents or patent applications. Those proceedings could result in an adverse decision as to the priority of the Company's inventions. A third party claiming infringement may be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its licensees to import into various jurisdictions, including the United States, or to distribute and sell products within particular jurisdictions. Such a result would materially and adversely affect the Company. Such a third party could also assert claims for substantial damages against the Company, its licensees or distributors of such products, which could inhibit the manufacture or sale of licensed products. In the event of a claim of infringement, the Company or its licensees may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its licensees will be able to obtain from third parties any required license regarding such technology at a reasonable cost or at all. Failure by the Company or its licensees to obtain any such license would have a material adverse impact on the Company's business, results of operations and financial condition.


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

The Company has formed a Year 2000 Working Group to organize, manage, and report on its Year 2000 remediation efforts. The Year 2000 Working Group consists of approximately 20 individuals from all levels of management and covering all areas of the Company's operations. The Company has retained an experienced Year 2000 Project Manager to lead this working group and also retained KPMG, LLP to provide feedback and assistance toward developing a comprehensive plan.

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

As of December 31, 1998, the Company's overall progress by phase was as follows:

                                  PERCENTAGE COMPLETED           EXPECTED
             PHASE              AS OF DECEMBER 31, 1998      COMPLETION DATE
-----------------------------------------------------------------------------
Phase 1 - Inventory                     98%(1)                 February 1999
Phase 2 - Risk Assessment               75%                    August 1999
Phase 3 - Remediation Planning          20%(2)                 August 1999
Phase 4 - Remediation                   10%(3)                 October 1999


(1) The Company has substantially completed inventorying and analyzing its remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take corrective action based on the results of analysis.

(2) The Company has a number of projects underway to replace or upgrade hardware and software that are known to be Year 2000 non-compliant.

(3) The Company has upgraded its Oracle Financials system to the most recent version. The Oracle database and financials applications are believed to be Year 2000 compliant. These systems are used to automate Order Entry, Accounts Receivable, Accounts Payable, Purchasing, Fixed Asset and General Ledger functions. The Company has also recently upgraded its Email systems to be Year 2000 compliant.

The Company is continuing the process of surveying its critical suppliers, manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. The Company will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans, where practical. However, such failures remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition. This survey is expected to be complete by February 1999.

In several cases, the Company's business with its customers and suppliers is conducted through the use of Electronic Data Interchange (EDI) systems. In each case where EDI is used, the Company is in the process of conducting electronic testing with these businesses. This electronic testing is expected to be complete by August 1999.

The Company develops and sells products for the Nintendo 64, Sony PlayStation, PC, and Internet platforms. Due to the nature of the Company's products, many of them contain no date-related processing. Because of this, many of them are not affected by the Year 2000 date change. However, the Company's Year 2000 Working Group is in the process of developing tests for all of the Company's significant products to determine the effects of the Year 2000 change. These tests are expected to be developed by March 1999. The Company expects to be substantially complete with testing of all of its current products by July 1999. While the Company expects to find few date-related issues with its own products, the Company has not fully identified such impact and may or may not incur expenses related to the remediation of Year 2000 problems in its existing products.

Cost

The Company expects to incur costs during the next four quarters related to the planning and remediation described above. Management's current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given quarter. However, the Company is not certain that it has fully identified such impact or whether the Company can resolve it without disruption of its business or incurring significant expense. The Company has incurred approximately $0.3 million in expenditures to date related to the Year 2000 issue.

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

Financial Software: The Company has upgraded its Oracle Financials system to the most recent version. The Oracle database and financials applications are believed to be Year 2000 compliant. Although all of these business applications have been (and will continue to be) thoroughly evaluated for Year 2000 compliance, a failure in one or more of these software packages could delay the Company's ability to process customer orders, billing, payroll, accounts payable and financial statements.


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

ITEM 5.    OTHER INFORMATION

           Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting of Stockholders must have been received by the Company no later than April 1, 1999, in order that they may be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    The following exhibits have been filed with this report:

           27.01   Financial Data Schedule

    (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         THE 3DO COMPANY


Dated:  February xx, 1999                /s/ JOHN ADAMS
                                         -----------------------------------
                                         John Adams
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)
                                         (Duly authorized officer)

                                 EXHIBIT INDEX


  Exhibit
    No.                             Document
   ----                             --------

   27.01                    Financial Data Schedule