Form 10-K
period 1999-03-31
3DO CO
filed 1999-06-17
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                         Commission File Number
          March 31, 1999                                      0-21336

                                 THE 3DO COMPANY
             (Exact name of Registrant as specified in its charter)

             Delaware                                     94-3177293
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


As of May 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $90,706,272 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.



As of May 31, 1999, the number of outstanding shares of the Registrants' Common Stock was 25,684,787.

                                    PART 1

ITEM 1.   BUSINESS

OVERVIEW

We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including personal computers, the Sony PlayStation and Nintendo N64 video game consoles, and the Internet. We are also developing software for the Nintendo Game Boy Color hand-held game and are preparing to develop software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, BattleTanx, Family Game Pack, Heroes of Might and Magic, High Heat Baseball, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that allow us to develop new software products more quickly and cost-effectively.

We distribute our products through a broad variety of retail outlets, including mass merchants, warehouse club stores, computer and software retail chains and other specialty retailers. We have significantly increased the number of retail outlets that sell our products to over 20,000 in fiscal 1999 from approximately 6,000 in fiscal 1998. Our largest retail customers in fiscal 1999 were Best Buy, Wal-Mart, Electronics Boutique, Babbage's, Toys "R" Us, Blockbuster Video, Target, Sears, Hollywood Video, KayBee Toys and Kmart. We have recently enhanced our sophisticated Web site to enable consumers to directly purchase products from us and to obtain game tips and chat on-line about our products.

Our software publishing revenues increased 409% to $48.0 million in fiscal 1999 from $9.4 million in fiscal 1998. In fiscal 1999, we released 14 new products compared to three new releases in fiscal 1998. We are currently developing over 25 new products that we expect to release in fiscal 2000. In the quarter ended March 31, 1999, our net income was $2.6 million on revenues of $23.2 million. In March 1999, we had three different titles in the top ten lists of games sold, one on each of the Sony PlayStation, Nintendo N64 and personal computer platforms, according to GameWeek and MCV magazines. We believe that growth in our software revenues and number of new products released, as well as achieving our first profitable quarter as a software company, demonstrate our successful transformation from a video game console hardware company to a developer and publisher of branded interactive entertainment software.

Our experienced management team is led by Trip Hawkins, our founder, Chairman and Chief Executive Officer, who also founded Electronic Arts and served as its Chairman and Chief Executive Officer.


We filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 9, 1999 in connection with a proposed public offering of up to $34.5 million of our Common Stock.


INDUSTRY BACKGROUND

According to the Interactive Digital Software Association, an industry trade association, the video game and personal computer game software market was the fastest growing entertainment industry in the United States in 1998, surpassing books, recorded music and movie box office receipts in percentage growth. The NPD Group estimates that retail sales of interactive entertainment software in the United States grew more than 25% to $4.9 billion in 1998 from $3.9 billion in 1997.

Declining prices of video game consoles and personal computers and lower-cost, higher-quality graphics processors and improved audio capabilities have led to a growing installed base of platforms and greater demand for video games. NPD estimates that a total of 20.9 million Sony PlayStation and Nintendo N64 video game console systems have been sold as of April 1999. Growth in the installed base of personal computers is also driving demand for interactive entertainment software. International Data Corporation estimates that 46 million U.S. households owned a personal computer in 1998, of which over 71% have played video games on their personal computers.

The Internet provides a means by which consumers may play games and obtain information regarding interactive entertainment software titles. Individuals may play multiplayer server-based games that reside on Web sites and servers maintained by software companies. Additionally, players may compete against each other over the Internet using CD-ROM-based games having multi-player capabilities that reside on their own personal computers. The Internet also allows consumers to participate in chat rooms to discuss features and exchange ideas regarding the games, download video clips and demos of some games and purchase games online.

The interactive entertainment software market has experienced fluctuations as a result of new product platform announcements or introductions. The anticipation of next-generation video game platforms has historically resulted in decreased sales of interactive entertainment software titles developed to operate on currently available platforms. We believe that software developers have historically been reluctant to develop software for next-generation platforms until they believe the new platforms will be commercially successful. Once a next-generation platform has achieved market acceptance, sales of interactive entertainment software have historically increased. Nintendo has stated that it is in the process of developing a next-generation video game console system. Sony recently announced the creation of the next-generation PlayStation game console, which it expects to introduce in late 2000. Currently, a next-generation PlayStation game console is being designed to be backwards-compatible with existing PlayStation software, allowing consumers to play their old PlayStation games on the new console system. Furthermore, the typical retail prices for the current versions of Sony and Nintendo video game consoles have declined over the past few years, most recently from $149 to $129 in May 1999. We believe that the backwards-compatibility feature and decreasing prices of existing consoles may mitigate decreases in sales of older software products due to anticipation of the introduction of next-generation video game consoles.

The interactive entertainment software market can generally be divided into several game categories or genres. The most popular genres include action, strategy, adventure/role playing, sports and family entertainment. According to a May 1999 Game Week magazine reader survey, consumers consider factors such as brand history, genre, interest of story, high quality graphics, high quality sound, reliability, pricing, hardware compatibility and ease of learning when purchasing interactive entertainment software. A limited number of titles have typically captured a large share of the sales in the interactive entertainment software market. This hit-driven nature of the market has often led to higher production budgets for titles as well are more complex development and production processes and longer development cycles. Publishers with a history of producing hit titles have generally enjoyed a significant marketing advantage because of their heightened brand recognition and customer loyalty. To capitalize on this heightened brand recognition and customer loyalty, some publishers have introduced sequels or line extensions of their hit titles. Sequels are typically new releases of games based upon the original game concept that also include new characters, settings and gameplay attributes. Line extensions are typically new releases of games based upon the same successful brands and offering the brand in a different genre and/or on additional platforms.

We believe that the importance of the timely release of hit titles, as well as the increased scope, complexity and expense of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns and reduce development time. We believe that this need has increased the importance of leveraging the technologies, characters and story lines of past or existing hit titles into additional interactive entertainment software products in order to spread development costs among multiple products.

Competition for shelf space at mass merchants and software electronic stores has intensified because these high volume retailers often stock only a limited number of titles that are expected to sell large numbers of units. We believe retailers consider the historical performance of games and may be more willing to stock sequels to successful brands rather than unproven titles. Retailers are also seeking to distribute their advertising budget across a small number of titles. We believe that these trends have increased the importance of internally creating and building upon well-known brands by releasing sequels and line extensions.

INTERACTIVE ENTERTAINMENT SOFTWARE DEVELOPMENT

With 321 studio employees as of March 31, 1999, we believe that we have one of the largest internal development groups in the interactive entertainment software industry. Our internal development studios are 3DO Redwood City (Redwood City, California), 3DO Austin (Austin, Texas) and New World Computing (Agoura Hills, California).

We believe our internal studios allow us to maintain better control over product quality, development costs and development schedules in comparison to companies that outsource product development to external development studios. By developing our interactive entertainment software internally, we retain ownership of the technology we develop and spread our investment in research and development across brands, platforms and genres.

Our internal studios consist of several development teams, all of which report to our Senior Vice President of Research and Development. Each team is dedicated to the development of a particular product for the duration of a specific project. A team generally consists of producers, engineers, designers, programmers and artists. As of March 31, 1999, we had 175 employees working on design and art, 109 working on software, audio and video technology and 37 producers. We allocate personnel to brands and platforms to maintain brand continuity and creativity in development while seeking to maximize productivity from experts in the technology for each hardware platform. As of March 31, 1999, 264 of our 321 internal studio employees focused on our six primary brands, of which 126 employees are allocated to games for the personal computer and Internet platforms, 131 to the Sony platform and 36 to the Nintendo platform. Upon completion and shipment of a new product, the team members are then assigned to a product in development.

Interactive entertainment software game concepts are generated by employees from our internal studios, as well as from our sales, marketing and executive teams. Concept or theme proposals are reviewed and approved by our executive team. We also conduct product and marketing focus groups to determine the potential market for a new product or brand. Once a game is approved, we assign an executive producer and a product marketing manager to oversee its development and marketing. This team develops a design document and script for the game, as well as a timeline. During development, our executives review each product's development progress against predetermined milestones, as well as market conditions and the title's potential financial performance. If market conditions or development milestones indicate that the product will not achieve the approved strategic or financial plan, we either take corrective actions or terminate the product and reallocate current resources to other projects. Products we complete are tested by our executive team and our internal testing group prior to release for shipment to the retail channel.

Our internal studios have developed a library of over 15 proprietary interactive entertainment software engines with over 10 additional engines in development. Our Library Group maintains our collection of software engines and other technology and helps to identify available tools to be shared by our various product teams to facilitate the development of new products. While an engine is initially developed for one product, our development staff can often efficiently adapt an engine to new products. Our library is composed of over 90 software modules, representing collectively more than 125,000 lines of tested software code. We also use a suite of 17 internally developed software tools to speed product development. During fiscal 2000 we intend to develop our ability to localize products for selected European countries using internal resources. The development cycle of our new products is difficult to predict, but typically ranges from 12 to 24 months for a first-generation title. Sequels or line extensions typically can be developed more quickly and less expensively than first-generation titles by utilizing our previously developed technology.

We have contracted with outside development firms to port several of our current software titles to the Nintendo Game Boy Color hand-held video game platform until we establish the internal capabilities to develop software for this platform.

SALES, MARKETING AND DISTRIBUTION

We target the retail channel and consumers through a variety of sales, advertising and marketing campaigns including television, print media, public relations and Internet marketing. The selling and marketing strategies associated with a particular product may vary depending upon the product platform. Advertising and marketing campaigns for interactive entertainment software for the personal computer usually require expenditures in print media such as trade magazines, newspapers and consumer magazines. Products for the video game console platform generally require a more significant investment in the production of a television campaign.

In addition to our 35-person internal sales and marketing organization, which focuses on sales to major North American retailers and distributors, we also utilize 10 independent sales representative firms that specialize in the sales and marketing of products for video game console platforms. We also have several licensees that sell our products in various territories including Canada, Europe, Latin America, Asia, and Australia. Our distributors purchase fully packaged products from us for resale to retailers, while licensees receive master copies of software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments.

 NORTH AMERICA. We distribute and sell our interactive entertainment software in North America through direct relationships with major retail customers, as well as through third party distributors. Our distributors primarily sell products for the personal computer platform. We have recently decreased our reliance on distributors and expect to continue to increase direct sales to retailers, particularly for video game console products. The number of retail outlets that sold our products increased to over 20,000 in fiscal 1999 from approximately 6,000 in fiscal 1998. Our largest retailers in fiscal 1999 were:

                      Best Buy                       Target
                      Wal-Mart                       Sears
                      Electronics Boutique           Hollywood Video
                      Babbage's                      KayBee Toys



                      Toys "R" Us                    Kmart
                      Blockbuster Video

In fiscal 1999, sales to each of Best Buy and Navarre, a distributor, represented more than 10% of our total software publishing revenues. Sales to our five largest retailers and distributors accounted for approximately 64% of our software publishing revenues in fiscal 1998 and 51% of our software publishing revenues in fiscal 1999. Some of our major retailers also purchased personal computer platform products from our distributors and these sales are not reflected in the percentage of revenues figures listed above. However, we believe that if we included sales through distributors, direct and indirect sales to Wal-Mart would have represented more than 10% of our total revenues in fiscal 1999.

INTERNATIONAL. We currently license the software code, user manuals and packaging for our interactive entertainment software products for manufacture, distribution and marketing of our products in Europe, Latin America, Asia and Australia. By licensing the manufacturing, distribution and marketing of our products to third parties, we have been able to maintain a worldwide presence in the interactive entertainment software market without significant investment in sales, marketing and manufacturing infrastructure. We plan to expand our operations in Europe by the end of fiscal 2000 and shift more emphasis to directly selling in Europe rather than licensing our products to third parties for distribution. We believe we can ultimately increase our revenues and improve our operating margins on products sold in Europe by decreasing our dependence on third party licensees.

INTERNET. We currently maintain an extensive Web site which contains the following major sections:

         - PRODUCTS. For each of our brands, the site contains a detailed description of each product and its gameplay. Users can also download to their computers a demo containing a few levels of each game, a video clip showing actual gameplay, an animated description of the game and actual screenshots from each game. Users have the ability to download artwork including box art and character renderings and wallpaper containing artwork from each game that the user can display on a computer desktop. Our Web site also provides support for each product allowing users to download updates and modifications to our software, and providing responses to frequently asked questions and communication with our customer service department.

         - THE 3DO COMMUNITY. This section of the site allows customers to register individually with their own profiles and screen names, to converse on-line with each other about our products, and to post messages and receive mail regarding our products.

         - THE 3DO STORE. This section of the site allows consumers to purchase our products online directly from us.

MANUFACTURING

We believe that our principal strengths are designing and developing strong, high quality interactive entertainment software brands. In order to concentrate our efforts on brand and title development, we have established relationships with JVC, Sony and Nintendo to outsource manufacturing and physical distribution of our titles. We also outsource these functions to take advantage of the manufacturing economies of scale which these major companies can offer and to avoid the capital investment and overhead costs inherent in establishing and maintaining internal manufacturing operations.

Sony has granted us a non-exclusive license to develop and distribute game software on CD-ROMs for use on the Sony PlayStation console in the United States and Canada, under which we pay Sony a per unit royalty for each unit manufactured. Sony is the exclusive manufacturer of products licensed under this agreement. The agreement grants us a license to use proprietary Sony software and hardware to develop titles for the PlayStation and to use Sony trademarks to market, distribute and sell titles for the PlayStation. We retain all right, title, and interest in and to our software. Development of new games under this agreement is subject to approval by Sony and testing and approval of the completed game by Sony is required prior to market introduction. The license expires in September 1999 and is terminable earlier by Sony for our breach, instances related to debt and insolvency, or significant change of control of our company. We are currently negotiating with Sony to renew our PlayStation license and expand its geographic territory.

Nintendo has granted us a non-exclusive license to utilize proprietary programming specifications, development tools, trademarks, and other intellectual property rights solely in order to develop video game software and sell such software for the BattleTanx brand for play on the Nintendo 64 system throughout the Western Hemisphere. Development of new games for use under this agreement is subject to approval by Nintendo and testing and approval of the completed game by Nintendo is required prior to market introduction. Additionally, Nintendo has exclusive responsibilities for establishing and fulfilling all aspects of the manufacturing process. We have granted Nintendo an exclusive right with respect to BattleTanx, which prohibits us from releasing BattleTanx on any other platform for a one-year period commencing December 1998. Under the agreement, after licensing a product, we buy discrete quantities of licensed game software units from Nintendo for sale. The license expires in December 1999 and is terminable earlier by Nintendo for breach or instances related to our debt and insolvency. Currently, the agreement only covers the BattleTanx brand, but we are negotiating with Nintendo to expand the license to other brands and extend the license term.

JVC manufactures our personal computer CD-ROMs. We have granted JVC a non-exclusive license to replicate compact discs of our executable game software code and assemble and package materials to create a finished product. Prices for replication are pursuant to prices submitted by written quotation or contract and are subject to change annually by JVC based on changes in material and labor costs and market conditions. Additionally JVC provides warehousing services and takes orders from us for finished products and packages and prepares them for shipping. At no time does JVC acquire any ownership rights to items we supply to it. The contract may be terminated by either party with 60 days' prior written notice.

Before we start shipping a product, we provide our manufacturers with a title's software code and related artwork, user instructions, warranty information, brochures and packaging designs. JVC, Nintendo and Sony manufacture based on purchase orders we submit in the ordinary course of business. JVC and Sony generally ship our titles within two weeks after receiving our order. Nintendo generally ships titles within four to six weeks after receiving our order primarily due to the additional time required to manufacture game cartridges overseas. Although we depend on a limited number of manufacturers, we have not experienced any material difficulties or delays in the manufacture of our titles, nor have we experienced any material delays due to title defects or due to the unavailability of components or raw materials. Our software titles carry a 90-day limited warranty.

COMPETITION

The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than us. Due to these greater resources, some of our competitors are better able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and pay higher fees to licensors of desirable properties and to third party software developers. We believe that the principal competitive factors in the interactive entertainment software industry include brand name recognition, entertainment value of specific titles, product features, quality, ease of use, price and product support.

We compete primarily with other publishers of interactive entertainment software for personal computers and video game consoles. Significant competitors include Acclaim Entertainment, Activision, Eidos, Electronic Arts, GT Interactive Software, Interplay, LucasArts and THQ. In addition, integrated video game console hardware/software companies such as Sony and Nintendo compete directly by developing their own software titles for their respective platforms. Large diversified entertainment or software companies, such as The Walt Disney Company or Microsoft, many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software publishers, and in particular interactive entertainment software publishers, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return privileges and other concessions. Retailers and distributors also consider, as important competitive factors, marketing support, quality of customer service and historical performance. Our products constitute a relatively small percentage of any retailer's sales volume.

INTELLECTUAL PROPERTY

We hold copyrights on our products, product literature and advertising and other materials, and hold trademark rights in our name, our logo, and some of our product names and publishing labels. We have licensed certain products to third parties for manufacture and distribution in particular geographic markets outside North America, and receive royalties on such licenses. We currently outsource product development for the Nintendo Game Boy Color hand-held video game platform to third party developers. We contractually retain all intellectual property rights related to such projects.

We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other methods to protect our proprietary rights. We own or license various copyrights and trademarks. While we provide "shrinkwrap" license agreements or limitations on use with our software, the enforceability of such agreements or limitations is uncertain. While we copy-protect our products, we are aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our interactive entertainment software products were to occur, our operating results could be materially adversely affected.

We rely on existing copyright laws to prevent unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and if we seek to leverage our software products using emerging technologies, such as the Internet and on-line services, it may become more difficult to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others. In addition, the intellectual property laws are less clear with respect to such emerging technologies. We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with such emerging technologies.

As the number of interactive entertainment software products in the industry increases and the features and content of these products further overlap, software developers may increasingly become subject to infringement claims. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot be certain that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we have received communication from third parties asserting that features or content of certain of our products may infringe upon the intellectual property rights of such parties. We cannot be certain that existing or future infringement claims against us will not result in costly litigation or require us to seek to license the intellectual property rights of third parties, which licenses may not be available on acceptable terms, if at all.

We license certain copyrights and trademarks for use in our High Heat Baseball brand and pay applicable royalties. If we were unable to maintain or renew those licenses for use in High Heat Baseball, we would be unable to release additional sequels and line extensions for that brand and our business may be seriously harmed.

GOVERNMENT REGULATION

The home video game industry requires interactive entertainment software publishers to provide consumers with information about graphic violence and sexually explicit material contained in their interactive entertainment software products. This system requires publishers to identify particular products within defined rating categories and communicate such ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product's rating.

Mandatory government-imposed interactive entertainment software products rating systems eventually may be adopted in many countries, including the United States. Due to the uncertainties inherent in the implementation of rating systems, confusion in the marketplace may occur, and publishers may be required to modify or remove products from the market. However, we are unable to predict what effect, if any, such rating systems would have on our business.

Many foreign countries have laws which permit governmental entities to censor the content of certain works, including interactive entertainment software. As a result, we may be required to modify our products to comply with these requirements, or withdraw them from the market which could result in additional expense and loss of revenues.

Certain retailers have in the past declined to stock some software products because they believed that the content of the packaging artwork or the products would be offensive to their customer base. Although such actions have not yet affected us, we cannot be certain that our distributors or retailers will not take such actions in the future.

EMPLOYEES

As of March 31, 1999, we employed 353 full-time employees and 46 independent contractors. These persons provided services in the following areas: 321 in product development, 26 in sales and marketing, and 52 in finance, administration, distribution and legal services.




RISK FACTORS

OUR QUARTERLY OPERATING RESULTS FREQUENTLY VARY SIGNIFICANTLY DUE TO FACTORS OUTSIDE OUR CONTROL.

We have experienced and expect to continue to experience wide fluctuations in quarterly operating results as a result of a number of factors. We cannot control many of these factors, which include the following:

         -        the timing and number of new title introductions;

         - the mix of sales of higher and lower margin products in a quarter;

         -        market acceptance of our titles;

         - development and promotional expenses relating to the introduction of new titles, sequels or enhancements of existing titles;

         -        announcements and introductions of new hardware platforms;

         -        product returns;

         -        changes in pricing policies by us and our competitors;

         -        the timing of orders from major customers and distributors;
                  and

         -        delays in shipment.

For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a significant decline in the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

OUR SALES ARE SEASONAL, AND WE DEPEND ON STRONG SALES DURING THE HOLIDAY
SEASON.

Sales of our titles are seasonal. Our peak shipments typically occur in the third and fourth calendar quarters (our second and third fiscal quarters) as a result of increased demand during the year-end holiday season. If we do not achieve strong sales in the second half of each calendar year, our fiscal year results would be adversely affected.

A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM A LIMITED NUMBER OF BRANDS, SO A DECLINE IN A BRAND'S POPULARITY MAY HARM OUR RESULTS.

In fiscal 1999, three brands accounted for approximately 75% of our revenues. Titles in the Army Men brand represented 31%, BattleTanx represented 19%, and Might and Magic represented 25% of our total revenues in fiscal 1999. Because we depend on a limited number of brands for the development of sequels and line extensions, if one or more of our brands were to lose their current popularity, our revenues and profits may be seriously harmed. Furthermore, we cannot be certain that a sequel or line extension of a popular brand will be as popular as prior titles in that brand.

OUR BUSINESS DEPENDS ON "HIT" PRODUCTS, SO IF WE FAIL TO ANTICIPATE CHANGING CONSUMER PREFERENCES WE COULD SUFFER DECLINING REVENUES.

Few interactive entertainment software products have achieved sustained market acceptance, with those "hits" accounting for a substantial portion of revenues in the industry. Our ability to develop a hit title depends on numerous factors beyond our control, including:

         -        critical reviews;

         - public tastes and preferences that change rapidly and are hard to predict;

         - the price and timing of new interactive entertainment titles released and distributed by us and our competitors;

         - the availability, price and appeal of other forms of entertainment; and

         -        rapidly changing consumer preferences and demographics.

If we fail to accurately anticipate and promptly respond to these factors, our sales could decline. If we do not achieve adequate market acceptance of a title, we could be forced to accept substantial product returns or grant significant markdown allowances to maintain our relationship with retailers and our access to distribution channels.

IF WE DO NOT CREATE TITLES FOR NEW HARDWARE PLATFORMS, OUR REVENUES WILL
DECLINE.

The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game consoles, including the Nintendo N64 and Sony PlayStation. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various hardware platforms and operating systems, our business could be seriously harmed.

TITLES WE DEVELOP FOR NEW PLATFORMS MAY NOT BE SUCCESSFUL.

If we design new titles or develop sequels to operate on a new platform, we will be required to make substantial development investments well in advance of the platform introduction. If the new platform does not achieve initial or continued market acceptance, then our titles may not sell many copies and we may not recover our investment in product development.

IF OUR NEW PRODUCT INTRODUCTIONS ARE DELAYED, WE COULD LOSE SIGNIFICANT POTENTIAL REVENUES.

Most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. We depend on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to replace declining net revenues from older products.

The complexity of product development, uncertainties associated with new technologies and the porting of our products to new platforms makes it difficult to introduce new products on a timely basis. We have experienced delays in the introduction of some new products. We anticipate that we will experience delays in the introduction of new products, including some products currently under development. We may also experience delays in receiving approval of our games from Sony and Nintendo. Delays in the introduction of products, especially in the third calendar quarter, could significantly harm our operating results.

IF OUR NEW PRODUCTS HAVE DEFECTS, WE COULD LOSE POTENTIAL REVENUES AND INCREASE OUR COSTS.

Software products such as those we offer frequently contain errors or defects. Despite extensive product testing, in the past we have released products with software errors. This is likely to occur in the future as well. We offer warranties on our products, and may be required to repair or replace our defective products. Although we periodically offer software patches for our personal computer products, such errors may result in a loss of or delay in market acceptance and cause us to incur additional expenses and delays to fix these errors.

OUR GROSS MARGINS CAN BE SIGNIFICANTLY AFFECTED BY THE MIX OF PRODUCTS WE
SELL.

We typically earn a higher gross margin on sales of games for the personal computer platform. Gross margins on sales of products for game console platforms are generally lower because of:

         -        license fees payable to Sony and Nintendo; and

         - higher manufacturing costs for game cartridges for the Nintendo N64 console platform.

Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation and Nintendo N64 platforms.

IF WE DO NOT REDUCE COSTS OR PROPERLY ANTICIPATE FUTURE COSTS, OUR GROSS MARGIN MAY DECLINE.

We anticipate that the average selling prices of our products may decrease in the future in response to a number of factors, particularly competitive pricing pressures and sales discounts. Therefore, to control our gross margin, we must also seek to reduce our costs of production. The costs of developing new interactive entertainment software have increased in recent years due to such factors as:

         - the increasing complexity and robust content of interactive entertainment software;

         - increasing sophistication of hardware technology and consumer tastes; and

         -        increasing costs of licenses for intellectual properties.

If our average selling prices decline, we must also increase the rate of new product introductions and our unit sales volume to maintain or increase our revenue. Furthermore, our budgeted research and development and sales and marketing expenses are partially based on predictions regarding sales of our products. To the extent that these predictions are inaccurate, our operating results may suffer.

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has introduced its Dreamcast system in Japan and expects to introduce it in the United States and Europe in late 1999. We currently do not expect to publish products for this platform. Sony has recently announced the development of the next generation of the PlayStation. Nintendo has stated that it is in the process of developing a new video game platform. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE
EFFECTIVELY.

The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations which have significantly greater financial, marketing and product development resources than us. Due to these greater resources, some of our competitors are better able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to third party software developers and licensors of desirable properties.

Our competitors include the following:

         - We compete primarily with other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim Entertainment Inc., Activision, Inc., Eidos plc, Electronic Arts, GT Interactive Software Corp., Interplay Entertainment Corp., LucasArts Entertainment Company and THQ Inc.

         - Integrated video game console hardware/software companies such as Sony and Nintendo compete directly with us in the development of software titles for their respective platforms.

         - Large diversified entertainment or software companies, such as The Walt Disney Company or Microsoft, many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

IF WE DO NOT COMPETE SUCCESSFULLY FOR RETAIL SHELF SPACE, OUR SALES WILL
DECLINE.

Retailers of our products typically have a limited amount of shelf space and promotional resources. Publishers of interactive entertainment software products compete intensely for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return privileges. Retailers and distributors also consider marketing support, quality of customer service and historical performance in selecting products to sell. Our products constitute a relatively small percentage of any retailer's sales volume, and we cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support.

IF MORE MASS MERCHANTS ESTABLISH EXCLUSIVE BUYING ARRANGEMENTS, OUR SALES AND GROSS MARGIN WOULD BE ADVERSELY IMPACTED.

Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which prevent us from selling some of our products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with software distributors were to increase, our ability to sell to those merchants would be restricted to selling through the exclusive distributor. Because we typically earn a lower gross margin on sales to distributors than on direct sales to retailers, this would have the effect of lowering our gross margin.

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

Sales to our five largest customers accounted for approximately 64% of our revenues in fiscal 1998 and 51% of our revenues in fiscal 1999. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of our relationships with principal customers or a decline in sales to any principal customer could harm our business.

Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, which are increased when our receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets. Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of our products could result in reduced revenues and write-offs of accounts receivable. If we are unable to collect on accounts receivable as they become due and such accounts are not covered by insurance, it could adversely affect our business, operating results and financial condition.

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $6.9 million in fiscal 1999. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

SONY AND NINTENDO CAN INFLUENCE THE NUMBER OF GAMES THAT WE CAN PUBLISH AND TIMING OF OUR PRODUCT RELEASES.

We depend heavily on non-exclusive licenses with Sony and Nintendo both for the right to publish titles for their platforms and for the manufacture of our software designed for use on their platforms. Our licenses with Sony and Nintendo require that we obtain their approval for title proposals as well as completed games and all associated artwork and marketing materials. This approval process could cause a delay in our ability to release a new title and cause us to incur additional expenses to modify the product and obtain approval. As a result, the number of titles we are able to publish for these platforms may be limited.

The license with Sony terminates in September 1999 and the license with Nintendo terminates in December 1999. We are currently negotiating with both Sony and Nintendo to renew and expand the scope of these licenses. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software developed for these platforms and our business would be seriously harmed.

SONY AND NINTENDO CAN INFLUENCE OUR GROSS MARGIN AND PRODUCT INTRODUCTION SCHEDULES IN WAYS WE CANNOT CONTROL.

Each of Sony and Nintendo is the sole manufacturer of the titles we publish under license from them. Each platform license provides that the manufacturer may raise our costs for the titles at any time and grants the manufacturer substantial control over whether and when we can release new titles. The relatively long manufacturing and delivery cycle for cartridge-based titles for the Nintendo platform (from four to six weeks) requires us to accurately forecast retailer and consumer demand for our titles far in advance of expected sales. Nintendo cartridges are also more expensive to manufacture than CD-ROMs, resulting in greater inventory risks for those titles. Each of Sony and Nintendo also publishes software for its own platform and also manufactures titles for all of its other licensees and may choose to give priority to its own titles or those of other publishers if it has insufficient manufacturing capacity or if there is increased demand.

IF OUR CONTRACT MANUFACTURERS DO NOT HAVE SUFFICIENT CAPACITY OR DELAY DELIVERIES, OUR REVENUES WOULD BE HARMED.

Our contract manufacturers, Sony, Nintendo and JVC, may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations could be materially interrupted, and our business could be seriously harmed.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR INTERNATIONAL OPERATIONS AND REVENUES.

We currently have an office in the United Kingdom with limited staffing. We intend to expand the scope of our international operations, which will require us to enhance our management information systems and establish sales, marketing and distribution infrastructure in markets in which we do not have significant experience. If we are unable to expand our international operations effectively and quickly, we may not generate additional revenues from international sales, while our expenses may have already increased. This could have an adverse impact on our profitability.

We are in the process of negotiating for licenses from Sony and Nintendo to sell our products in Europe. We cannot be certain that we will be able to obtain these licenses on acceptable terms.

IF OUR INTERNATIONAL OPERATIONS EXPAND, WE WILL ENCOUNTER RISKS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are sold in international markets both directly and through licensees, primarily in Canada, the United Kingdom and other European countries, and to a lesser extent in Asia and Latin America. As a result of our current international sales and our international expansion, we will become increasingly subject to risks inherent in foreign trade, which can have a significant impact on our operating results. These risks include the following:

         - increased costs to develop foreign language versions of our products;

         -        increased credit risks and collection difficulties;

         -        tariffs and duties;

         -        increased risk of piracy;

         -        shipping delays;

         -        fluctuations in foreign currency exchange rates; and

         -        international political, regulatory and economic developments.

IF INTERNET-BASED GAMEPLAY BECOMES POPULAR, WE WOULD NEED TO QUICKLY DEVELOP PRODUCTS AND ESTABLISH A VIABLE INTERNET BUSINESS MODEL.

We offer a role playing fantasy game called "Meridian 59," which is a server-based Internet game. This type of game's software resides on a remote server, and can be played only by accessing that server via the Internet. Meridian 59 has not achieved significant market penetration. We provide free play time and other incentives, such as discounts and contests, to interest the limited number of consumers currently in the Internet game market to try Meridian 59. We have not yet established that any of these incentives, the availability of server-based games on the Internet or whether the expenses we incur in offering these incentives will result in significant growth in the use of our server-based Internet games or generate revenues for us in the future. A number of software publishers who compete with us have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

WE DEPEND ON OUR KEY PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL.

Our success is largely dependent on the personal efforts of certain personnel, especially Trip Hawkins. Our success is also dependent upon our ability to hire and retain additional qualified operating, marketing, technical and financial personnel. We rely heavily on our own internal development studios to develop our products. The loss of any key developers or groups of developers may delay the release of our products. Competition for personnel is intense, especially in the San Francisco Bay area where we maintain our headquarters, and we cannot be certain that we will successfully attract and retain additional qualified personnel.

OUR INTERNAL DESIGN STUDIOS AND OUR MANUFACTURING SOURCES ARE VULNERABLE TO DAMAGE FROM NATURAL DISASTERS.

All of our internal design studios and most of our manufacturing sources are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Our California internal design studios are located on or near known earthquake fault zones. If a natural disaster occurs, our ability to develop and distribute our products would be seriously, if not completely, impaired. The insurance we maintain against fires, floods, earthquakes and general business interruptions may not be adequate to cover our losses in any particular case.

ILLEGAL COPYING OF OUR SOFTWARE ADVERSELY AFFECTS OUR SALES.

Although we use copy-protection devices, an unauthorized person may be able to copy our software or otherwise obtain and use our proprietary information. If a significant amount of illegal copying of software published or distributed by us occurs, our product sales could be adversely impacted. Policing illegal use of software is extremely difficult, and software piracy is expected to persist. In addition, the laws of some foreign countries in which our software is distributed do not protect us and our intellectual property rights to the same extent as the laws of the U.S.

WE MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

As the number of interactive entertainment software products in the industry increases and the features and content of these products further overlap, software developers may increasingly become subject to infringement claims. Although we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot be certain that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. From time to time, we have received communications from third parties asserting that features or content of certain of our products may infringe upon their intellectual property rights. We cannot be certain that existing or future infringement claims against us will not result in costly litigation or require us to seek to license the intellectual property rights of third parties, which licenses may not be available on acceptable terms, if at all.

WE DEPEND ON LICENSES FROM THIRD PARTIES FOR THE DEVELOPMENT OF ONE OF OUR
BRANDS.

We license various rights for use in our High Heat Baseball brand. If we were unable to maintain or renew those licenses, we would be unable to release additional sequels and line extensions for that brand.

RATING SYSTEMS FOR INTERACTIVE ENTERTAINMENT SOFTWARE, GOVERNMENT CENSORSHIP OR RETAILER RESISTANCE TO VIOLENT GAMES COULD INHIBIT OUR SALES OR INCREASE OUR COSTS.

The home video game industry requires interactive entertainment software publishers to identify products within defined rating categories and communicating the ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product's rating. If we do not comply with these requirements, it could delay our product introductions and require us to remove products from the market.

Mandatory government imposed interactive entertainment software products rating systems eventually may be adopted in many countries, including the United States. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur and publishers may be required to modify or remove products from the market. However, we are unable to predict what effect, if any, such rating systems would have on our business.

Many foreign countries have laws which permit governmental entities to censor the content of certain works, including interactive entertainment software. As a result, we may be required to modify some of our products or remove them from the market which could result in additional expense and loss of revenues.

Certain retailers have in the past declined to stock some software products because they believed that the content of the packaging artwork or the products would be offensive to the retailer's customer base. Although such actions have not yet affected us, we cannot be certain that our distributors or retailers will not take such actions in the future.

THE YEAR 2000 RISK MAY ADVERSELY AFFECT US.

The inability of many existing computers to recognize and properly process data as the Year 2000 approaches may cause many computer software applications to fail or reach erroneous results. Any failure by us, our third-party suppliers or customers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our business operations. We have not yet adopted a Year 2000 contingency plan.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

Disclosures of our operating results (particularly if below the estimates of securities industry analysts), announcements of various events by us or our competitors and the development and marketing of new titles affecting the interactive entertainment software industry, as well as other factors, may cause the market price of our common stock to change significantly over short periods of time.

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.


We expect the net proceeds from the offering of up to an aggregate of $34.5 million of our Common Stock, cash expected to be generated from operations and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in this offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

FUTURE ACQUISITIONS MAY STRAIN OUR OPERATIONS.

We have acquired various properties and businesses, and we intend to continue to pursue opportunities by making selective acquisitions consistent with our business strategy, although we may not make any more acquisitions. The failure to adequately address the financial and operational risks raised by acquisitions of technology and businesses could harm our business.

Financial risks related to acquisitions include the following:

         -        potentially dilutive issuances of equity securities;

         -        use of cash resources;

         -        the incurrence of additional debt and contingent liabilities;

         -        large write-offs; and

         - amortization expenses related to goodwill and other intangible assets.

Acquisitions also involve operational risks, including:

         - difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company; diversion of management's attention from other business concerns;

         - impairment of relationships with our retailers, distributors, licensors and suppliers;

         - inability to maintain uniform standards, controls, procedures and policies;

         - entrance into markets in which we have no direct prior experience; and

         -        loss of key employees of the acquired company.

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends for the foreseeable future. In addition, our line of credit with Coast Business Credit prohibits the payment of dividends.

ANTI-TAKEOVER PROVISIONS MAY PREVENT AN ACQUISITION.

Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2.   FACILITIES

As of March 31, 1999, we leased 50,488 square feet in Redwood City, California, 12,500 square feet in San Mateo, California, 7,900 square feet in Austin, Texas, and 14,300 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately $177,000. These facilities house our administrative, research, development and sales operations. The lease for the Redwood City facility expires in July 2001. The lease for approximately 7,800 square feet of the San Mateo facility expired and we subleased the remaining space in May 1999. The lease for the Austin facility expires in September 2000, and the lease for the Agoura Hills facility expires in January 2001. We believe that these facilities are adequate for our current needs.

ITEM 3.   LEGAL PROCEEDINGS

We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although we cannot be certain as to the outcome of such litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol "THDO." The following table sets forth the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods indicated.


                                                             CLOSING SALES PRICES
                                                       ----------------------------------
                                                            HIGH               LOW
                                                       ----------------   ---------------
                Fiscal Year Ended March 31, 1998:
                           First Quarter                  $       5.19       $      2.75
                           Second Quarter                         4.50              3.25
                           Third Quarter                          3.75              2.00
                           Fourth Quarter                         3.59              2.00

                Fiscal Year Ended March 31, 1999:
                           First Quarter                  $       4.03       $      2.63
                           Second Quarter                         3.91              2.75
                           Third Quarter                          4.81              2.00
                           Fourth Quarter                         6.50              3.69


As of May 31, 1999, there were approximately 784 holders of record of 25,684,787 shares of outstanding common stock.

DIVIDEND POLICY

We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our line of credit with Coast Business Credit prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA



                                                                             YEAR ENDED MARCH 31,
                                                -------------------------------------------------------------------------------
                                                    1995             1996            1997           1998             1999
                                                --------------  ---------------  -------------  --------------  ---------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
SOFTWARE PUBLISHING
Revenues.......................................        $3,287           $7,330         $9,540          $9,429          $48,019
Cost of revenues...............................        $1,526           $3,989          5,397           3,916           13,778
                                                --------------  ---------------  -------------  --------------  ---------------
Gross profit...................................        $1,761           $3,341          4,143           5,513           34,241
Operating expenses:
   Research and development....................         6,433           13,002         23,717          16,483           25,939
   Sales and marketing.........................         1,527            2,015          5,309           5,612           13,497
   General and administrative..................         1,471            3,034          6,917           6,399            8,900
   In-process research and development.........            --               --          7,700              --               --
                                                --------------  ---------------  -------------  --------------  ---------------
      Total operating expenses.................         9,431           18,051         43,643          28,494           48,336
Operating income (loss)........................       (7,670)         (14,710)       (39,500)        (22,981)         (14,095)
Net interest and other income (expense)(1).....          437               684         2,115           1,874            1,119
                                                --------------  ---------------  -------------  --------------  ---------------
Income (loss) before taxes.....................      $(7,233)        $(14,026)      $(37,385)       $(21,107)        $(12,976)
                                                --------------  ---------------  -------------  --------------  ---------------

HARDWARE SYSTEMS
Revenues:
   Royalties and license fees..................       $18,593          $24,074        $79,167         $29,371               --
   Development systems and other...............         8,500            6,514          3,643              90               --
                                                --------------  ---------------  -------------  --------------  ---------------
      Total revenues...........................        27,093           30,588         82,810          29,461               --
Cost of revenues:



   Royalties and license fees..................         2,200              694            456              --               --
   Development systems and other...............         3,451            3,231          2,136              43               --
                                                --------------  ---------------  -------------  --------------  ---------------
      Total cost of revenues...................         5,651            3,925          2,592              43               --
                                                --------------  ---------------  -------------  --------------  ---------------
Gross profit...................................        21,442           26,663         80,218          29,418               --
Operating expenses:
   Research and development....................        30,050           28,182         18,360           2,664               --
   Sales and marketing.........................        15,176            5,746          2,734              --               --
   General and administrative..................         6,033            6,501          4,393             923               --
   Stock incentive.............................         8,359               --             --              --               --
                                                --------------  ---------------  -------------  --------------  ---------------
      Total operating expenses.................        59,618           40,429         25,487           3,587               --
                                                --------------  ---------------  -------------  --------------  ---------------
Operating income...............................      (38,176)         (13,766)         54,731          25,831               --
Gain on sale of hardware systems assets........            --               --             --          18,032               --
Net interest and other income (expense)........            --               --             --              --               --
                                                --------------  ---------------  -------------  --------------  ---------------
Income before taxes............................     $(38,176)        $(13,766)        $54,731         $43,863               --
                                                --------------  ---------------  -------------  --------------  ---------------

CONSOLIDATED SOFTWARE PUBLISHING AND HARDWARE
SYSTEMS
Income (loss) before taxes.....................     $(45,409)        $(27,792)        $17,346         $22,756        $(12,976)
Income and foreign withholding taxes...........           853            6,876          4,075             219              191
Net income (loss)..............................     $(46,262)        $(34,668)        $13,271         $22,537        $(13,167)
Basic net income (loss) per share..............       $(2.04)          $(1.36)          $0.48           $0.85          $(0.51)
Diluted net income (loss) per share............       $(2.04)          $(1.36)          $0.46           $0.83          $(0.51)



(1) For presentation purposes, net interest and other income (expense) has been allocated to software publishing.




                                                                                   MARCH 31,
                                                        --------------------------------------------------------------
                                                           1995         1996         1997         1998        1999
                                                        -----------  -----------  -----------  ----------  -----------
   CONSOLIDATED BALANCE SHEET DATA:
   Cash, cash equivalents and short-term investments.      $14,346      $50,145      $33,617     $34,584    $13,851
   Working capital...................................       10,826       (6,951)      14,067      28,769     15,675
   Total assets......................................       34,161       63,330       44,954      40,447     40,488
   Short-term debt...................................           --           --           --          --      9,505
   Total long-term liabilities.......................        6,529        1,831        1,715          --         --
   Total stockholders' equity........................       15,685          131       21,399      33,578     20,115

                           FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Resources and Results of Operations" and "Business." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-K.

These forward-looking statements apply only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this prospectus might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this prospectus. Such forward-looking statements include statements as to, among others:


         -        our proposed public offering of common stock;
         -        the timing of the introduction of some new products;
         - the expectations regarding the decrease in average selling prices;
         -        our ability to reduce manufacturing costs;
         - our expectations that as more advanced platforms are introduced, consumer demand for software for older platforms may decline;
         - our expectations as to the change in the distribution channels for interactive software;
         - our cash flow from operations and our available credit facilities;
         -        our expectations as to our future cash requirements;
         - our expectations as to our international expansion and hiring personnel for the European expansion;
         -        our expectations as to the retention of future earnings;
         - our expectations regarding the future development of our business;
         -        our expectations regarding negative cash flows;
         -        our expectations regarding operating expenses;
         - our expectations regarding the success and cost of the Year 2000 working group;
         - our expectations regarding the development of Year 2000 contingency plans;
         - our expectations regarding the effect of recent accounting pronouncements;
         -        our expectations regarding product releases;
         - our expectations regarding the localization of our products for European countries; and
         - our expectations regarding the planned increase of sales directly to retailers in North America.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-K. SEE "RISK FACTORS."


OVERVIEW

We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including personal computers, the Sony PlayStation and Nintendo N64 video game consoles, and the Internet. We are also developing software for the Nintendo Game Boy Color and are planning to develop software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, BattleTanx, Family Game Pack, Heroes of Might and Magic, High Heat Baseball, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that allow us to develop new software titles more quickly and cost-effectively.

We were incorporated in California in September 1991 and commenced operations in October 1991. In April 1993, we reorganized as a Delaware holding company and acquired an entity that had developed our hardware technology. We acquired Cyclone Studios in November 1995, Archetype Interactive Corporation in May 1996 and certain assets of New World Computing, Inc. in June 1996. We currently have an active subsidiary in the United Kingdom, 3DO Europe, Ltd.


We filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 9, 1999 in connection with a proposed public offering of up to $34.5 million of our Common Stock


Software publishing revenues consist primarily of revenues from the sale of software titles published and distributed by us and license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of shipment, provided that we have no related outstanding obligations. Software licensing revenues are typically recognized when we fulfill our obligations, such as delivery of the product master under a distribution agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized as earned. We recognize revenue from our Meridian 59 online service monthly upon customers' usage.

Cost of software publishing revenues consists primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo and, to a lesser extent, royalties payable to third-party developers. Cost of revenues for interactive entertainment software varies significantly by platform. Cost of revenues for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues for personal computer titles primarily consists of the cost of the CD-ROM and packaging.

Research and development expenses consist primarily of personnel and support costs. Internal development costs of software titles are expensed as incurred and included in research and development expenses.

Sales and marketing expenses primarily consist of advertising and retail marketing support, sales commissions, sales and marketing personnel costs and other costs.


We expect to continue to incur substantial expenditures to develop our business in the future. We expect that our operating results will fluctuate as a result of a wide variety of factors, including the factors described in "Risk Factors".


As of March 31, 1999, we had cumulative federal net operating loss carryforwards of $100.6 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal 2009 through 2019. As of March 31, 1999, we had cumulative California net operating loss carryforwards of $6.8 million, which if not offset against future taxable income, will expire in fiscal 2002 through 2004.

EXIT FROM HARDWARE SYSTEMS OPERATIONS

Our initial business model was to license our technology to hardware manufacturers and software developers to enable the establishment of a 32-bit, CD-ROM-based, interactive video entertainment platform, the 3DO Interactive Multiplayer system. The 3DO Multiplayer was launched in October 1993, but failed to achieve significant market acceptance. All of our hardware licensees have ceased manufacturing and distributing the 3DO Multiplayer and all third-party software development for the platform has also ceased.

In December 1995, we licensed our 64-bit next-generation M2 technology to Matsushita Electric Industrial Co., Ltd. for an upfront license fee of $100.0 million plus royalties. Revenue from this transaction was recognized using the percentage-of-completion method. In April 1996, we agreed to modify the M2 system design in exchange for approximately $4.5 million paid in installments in fiscal 1997 and 1998. In July 1997, we relinquished our rights to:

         - develop and distribute software and peripherals compatible with hardware products developed by Matsushita or its sublicensees that incorporate the M2 technology;

         -        develop and distribute M2-compatible authoring systems; and

         - receive royalties with respect to Matsushita's potential use of the M2 technology.

In exchange, Matsushita returned to us approximately 3.2 million shares of our common stock. We recognized $11.0 million of non-cash revenues in connection with this transaction in fiscal 1998.

In February 1996, we agreed to modify the three-dimensional graphics portion of our M2 technology related to semiconductors and licensed it to Cirrus Logic, Inc. We received $2.5 million that we recognized as revenue under the percentage-of-completion method. In October 1997, in settlement of litigation, Cirrus paid us to satisfy its past and future license fees, and advance royalty and engineering service payment obligations. We recognized this payment as revenue in fiscal 1998.

In June 1997, we sold or licensed most of the assets of our former hardware systems group to Samsung Electronics Co. Ltd. for $20.0 million. We recognized a gain of $18.0 million associated with the sale of these assets. We then focused our operations on developing and publishing branded interactive entertainment software.

RESULTS OF SOFTWARE PUBLISHING OPERATIONS

The following table sets forth certain consolidated statements of operations data related to our software publishing operations for fiscal 1997, 1998 and 1999 expressed as a percentage of revenues. We have not included similar information for our hardware systems operations because we believe that such information is not helpful in understanding our current operations.


                                                     1997        1998        1999
                                                     ----        ----        ----
                                                         YEAR ENDED MARCH 31,
Revenues....................................         100.0%      100.0%      100.0%
Cost of revenues............................          56.6        41.5        28.7
                                                   ----------  ---------  ----------
Gross profit................................          43.4        58.5        71.3
Operating expenses:
   Research and development.................         248.6       174.8        54.0
   Sales and marketing......................          55.6        59.5        28.1
   General and administrative...............          72.5        67.9        18.5
   In-process research and development......          80.7          --          --
                                                   ----------  ---------  ----------
      Total operating expenses..............         457.4       302.2       100.6
                                                   ----------  ---------  ----------
Operating loss..............................        (414.0)     (243.7)      (29.3)
Net interest and other income...............          22.2        19.9         2.3
                                                   ----------  ---------  ----------
Loss before taxes...........................        (391.8)%    (223.8)%     (27.0)%
                                                   ==========  =========  ==========

FISCAL 1999 COMPARED TO FISCAL 1998

SOFTWARE PUBLISHING

REVENUES. Revenues increased by $38.6 million, or 409%, to $48.0 million in fiscal 1999 from $9.4 million in fiscal 1998. This increase was due primarily to an increase in the number of new titles released to 14 new titles in fiscal 1999 from three new titles in fiscal 1998. Revenues in fiscal 1999 consisted primarily of sales of interactive entertainment software for the personal computer, and to a lesser extent, the Sony PlayStation and the Nintendo N64. Revenues in fiscal 1998 consisted primarily of sales of personal computer software.

COST OF REVENUES. Cost of revenues increased by $9.9 million, or 252%, to $13.8 million in fiscal 1999 from $3.9 million in fiscal 1998. This increase was primarily due to the increased number of software titles published in fiscal 1999 compared with fiscal 1998. Gross margin increased to 71.3% in fiscal 1999 from 58.5% in fiscal 1998. This increase was due primarily to the release of titles in fiscal 1999 which had higher per unit wholesale prices and lower allowances for returns and price protection.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $9.5 million, or 57%, to $25.9 million in fiscal 1999 from $16.5 million in fiscal 1998. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for video game console systems in addition to the personal computer. Research and development expenses as a percentage of revenues decreased to 54.0% in fiscal 1999 from 174.8% in fiscal 1998 as revenues grew at a faster rate than research and development expenses due in part to cost savings from the use of our proprietary tools and technology in developing new products.

SALES AND MARKETING. Sales and marketing expenses increased $7.9 million, or 141%, to $13.5 million in fiscal 1999 from $5.6 million in fiscal 1998. This increase was primarily due to marketing expenses related to the release of ten personal computer titles, three Sony PlayStation titles and one Nintendo N64 title in fiscal 1999, compared to the release of three new personal computer titles in fiscal 1998. We also incurred substantial marketing expenses for our television ad campaigns for BattleTanx for the N64 and Army Men 3D for the PlayStation in fiscal 1999. Sales and marketing expenses as a percentage of revenues decreased to 28.1% in fiscal 1999 from 59.5% in fiscal 1998 as revenues grew at a faster rate than sales and marketing expenses due in part to sales of new products in brands for which we were able to take advantage of brand name recognition generated by our previous advertising campaigns. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.5 million, or 39%, to $8.9 million in fiscal 1999, from $6.4 million in fiscal 1998. The increase was primarily due to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation and Nintendo N64 platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME. Software publishing has incurred negative cash flows during fiscal 1998 and 1999, and we primarily have relied upon cash generated from the sale or license of hardware systems technology to fund software publishing operations. (See notes G and H of the notes to the consolidated financial statements.) For presentation purposes all net interest and other income (expense) has been allocated to software publishing. Net interest and other income decreased by $0.8 million to $1.1 million in fiscal 1999 from $1.9 million in fiscal 1998. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances.

HARDWARE SYSTEMS

In fiscal 1998, we licensed and sold substantially all of the assets of our former hardware systems group.

FISCAL 1998 COMPARED TO FISCAL 1997

SOFTWARE PUBLISHING

REVENUES. Revenues were relatively consistent at $9.4 million in fiscal 1998 and $9.5 million in fiscal 1997. We released three new products in fiscal 1998 compared with four new products in fiscal 1997.

COST OF REVENUES. Cost of revenues decreased by $1.5 million, or 27%, to $3.9 million in fiscal 1998 from $5.4 million in fiscal 1997. Gross margin increased to 58.5% in fiscal 1998 from 43.4% in fiscal 1997. This absolute dollar decrease and gross margin increase were primarily due to higher royalty expense incurred in fiscal 1997 because most of the titles released in fiscal 1997 required royalty payments to third-party developers, compared to only two of the four titles released in fiscal 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $7.2 million, or 31%, to $16.5 million in fiscal 1998 from $23.7 million in fiscal 1997. This decrease was primarily due to a reduction in headcount in December 1997.

SALES AND MARKETING. Sales and marketing expenses increased by $0.3 million or 6%, to $5.6 million in fiscal 1998 from $5.3 million in fiscal 1997. Sales and marketing expenses remained relatively constant from fiscal 1997 to fiscal 1998 primarily due to relatively constant software publishing revenues and number of new products released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.5 million, or 7%, to $6.4 million in fiscal 1998 from $6.9 million in fiscal 1997. This decrease was primarily due to a reduction in headcount in December 1997.

IN-PROCESS RESEARCH AND DEVELOPMENT. In June 1996, we purchased certain assets and assumed certain liabilities of New World Computing, Inc., a personal computer platform game developer in exchange for one million shares of our common stock and $5.0 million in cash. We accounted for the acquisition using the purchase method of accounting. A one-time charge of $7.7 million was recorded in the first quarter of fiscal 1997, representing the amount of the purchase price assigned to in-process research and development because the acquired technology had not yet reached technological feasibility and had no other future alternative uses. At the time of the acquisition, a total of 12 products were in development. We estimated that the average aggregate percentage of completion for those products was approximately 47% at the time of the acquisition. Of the 12 products in development, four were subsequently cancelled and four were completed and released, but generated minimal revenues. The remaining four products were completed and released with modest market success. However, the average percentage of completion for those products was only approximately 33% at the time of the acquisition. We used an income approach in valuing the acquired in-process research and development. The income approach reflects the present value of the operating cash flows generated by the in-process research and development after taking into account the cost to complete the projects, the relative risk of the projects and an appropriate discount rate to reflect the time value of investment capital. Also included as part of the purchase price were intangibles valued at $3.1 million, which are being amortized on a straight-line basis over a period of approximately five years.

NET INTEREST AND OTHER INCOME. Net interest and other income decreased by $0.2 million to $1.9 million in fiscal 1998 from $2.1 million in fiscal 1997. This decrease in net interest and other income is primarily due to a decrease in cash and short-term investment balances as a result of cash being used in our operations.

HARDWARE SYSTEMS

ROYALTIES AND LICENSE FEES. Royalties and license fee revenues decreased by $49.8 million, or 63%, to $29.4 million in fiscal 1998 from $79.2 million in fiscal 1997. Revenues recognized in connection with the M2 agreement with Matsushita were $23.0 million in fiscal 1998 and $73.5 million in fiscal 1997. Royalty and license fee revenues also included $3.5 million related to our agreement with Cirrus Logic in fiscal 1998 and $2.5 million in fiscal 1997.

DEVELOPMENT SYSTEMS AND OTHER. Development systems and other revenues decreased by $3.6 million, or 98%, to $0.1 million in fiscal 1998 from $3.6 million in fiscal 1997. This decrease was primarily due to the sale of our hardware systems group to Samsung in June 1997.

COST OF REVENUES. Cost of royalties and license fees revenues was $0.5 million in fiscal 1997. We did not record cost of royalties and license fees revenues in fiscal 1998 due to the sale of our hardware systems group in fiscal 1998.

GAIN ON SALE OF HARDWARE SYSTEMS ASSETS. In fiscal 1998, we sold or licensed most of the assets of our former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment to Samsung for $20.0 million, realizing a gain of $18.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $13.9 million at March 31, 1999 and $34.6 million at March 31, 1998. This decrease was primarily due to net cash used in operations of $27.1 million and capital expenditures of $2.5 million in fiscal 1999.

In July 1997, our board of directors approved a stock repurchase plan which authorized us to purchase up to $5.0 million of our stock on the open market or in block trades, from time to time as management deems appropriate, if the market price of our stock remains below certain levels. As of March 31, 1999, we had reacquired over one million shares. The repurchase plan will remain in effect until rescinded by our board of directors.

In fiscal 1999, we entered into two line of credit agreements. Our agreement with Coast Business Credit allows us to borrow up to $20.0 million or 60% of qualified accounts receivable. Borrowings under this line of credit bear interest at a rate of prime plus 2.0% (9.75% as of March 31, 1999). This line of credit expires in March 2002. Our agreement with Coast Business Credit contains financial covenants. See note P of the notes to consolidated financial statements. As of March 31, 1999, no borrowings were outstanding under this facility. Our agreement with Merrill Lynch & Co. allows us to borrow up to $20.0 million or 90% of the cash balance in the pledged collateral account. Borrowings under this line of credit bear interest at a rate of the 30-day commercial paper rate plus 2.10% (6.94% as of March 31, 1999). This line of credit expires in November 2000. As of March 31, 1999, the outstanding loan balance was approximately $9.5 million. On April 1, 1999, we repaid the outstanding borrowings to Merrill Lynch and borrowed $9.5 million from Coast Business Credit.


We expect to continue to incur negative cash flows in fiscal 2000, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the next fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2000 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. We anticipate that the net proceeds of the offering of up to $34.5 million of our Common Stock, cash from operations, and available borrowings under our credit facilities should be sufficient to fund our activities for at least the next 12 months. We cannot be certain that additional capital will not be required in fiscal 2000 because cash flows will be affected by the rate at which we release products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of our products. The level of financing required beyond fiscal 2000 will depend on these and other factors. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

YEAR 2000 COMPLIANCE

Many existing computer systems and related software applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems, applications, and/or devices could fail or create erroneous results unless corrected to properly recognize and process data related to the Year 2000. We rely on such computer systems, applications and devices in operating and monitoring all major aspects of our business, including, but not limited to, our financial systems (such as general ledger, billing, accounts payable and payroll modules), customer service, internal networks and telecommunications equipment, and end products. We also rely, directly and indirectly, on the external systems of various independent business enterprises, such as our customers, licensors, contract manufacturers, suppliers, creditors, and financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information.

We have formed a Year 2000 working group to organize, manage, and report on our Year 2000 remediation efforts. The Year 2000 working group consists of approximately 20 individuals from all levels of management and covering all areas of our operations. We have retained an experienced Year 2000 project manager to lead this working group.

The Year 2000 working group has identified a four-phase approach to determining, addressing, and reporting on Year 2000 readiness. This approach is expected to identify areas of operations that could reasonably be expected to have adverse effects on us should they fail to adequately address their own Year 2000 issues.

Phase 1 (Inventory) involves a comprehensive inventory of systems, software, and business relationships. We have substantially completed inventorying and analyzing our remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take corrective action based on the results of analysis. We have inventoried a representative sample of our desktop hardware and software and consider this phase essentially complete. An automated final sweep of all desktop hardware and software is scheduled during July 1999. This final sweep is a new portion of this Phase, added to ensure completeness. Phase 2 (Risk Assessment) requires detailed analysis of each item or relationship identified in Phase 1.

Phase 3 (Remediation Planning) creates project plans to correct or address individual system, software, or business partner issues identified in the first two phases. We are replacing or upgrading hardware and software that are known to be Year 2000 non-compliant. Phase 4 (Remediation) implements those plans, correcting or replacing systems, software, or business partners as required. We have upgraded our financial and accounting systems to the most recent version. We believe our database and financial applications are Year 2000 compliant. These systems are used to automate order entry, accounts receivable, accounts payable, purchasing, fixed asset and general ledger functions. We have upgraded our electronic data interchange (EDI) systems to be Year 2000 compliant and have participated in National Retail Federation
(NRF) testing. The successful completion of the NRF testing is reflected on the NRF Web site.

As of March 31, 1999, our overall progress by phase was as follows:



                                                             PERCENTAGE                    EXPECTED
                                                           COMPLETED AS OF                COMPLETION
                             PHASE                         MARCH 31, 1999                    DATE
              ------------------------------------   ----------------------------   -----------------------
              Phase 1 - Inventory                               98%                          July 1999
              Phase 2 - Risk Assessment                         85%                        August 1999
              Phase 3 - Remediation Planning                    40%                        August 1999
              Phase 4 - Remediation                             15%                       October 1999


We are surveying our critical suppliers, licensees, contract manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provide to us are Year 2000 compliant. We intend to mitigate our risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans, where practical. However, such failures remain a possibility and could harm our business. To date, we have received responses from more than half of our critical suppliers, manufacturers, distributors and other vendors. These responses have been analyzed as they arrive. We are in the process of contacting significant parties who have not responded.

In several cases, our business with our customers and suppliers is conducted through the use of EDI systems. In each case where EDI is used, we are in the process of conducting electronic testing with these businesses. We expect that this electronic testing will be completed by August 1999.

Due to the nature of our products, many of them contain no date-related processing. Therefore, many of them should not be affected by the Year 2000 date change. However, our Year 2000 working group is in the process of developing tests for all of our significant products to determine the effects of the Year 2000 change. We have developed tests for these products and expect to complete testing of all of our current products by July 1999. While we expect to find few date-related issues with our products, we have not fully identified such impact and may or may not incur expenses related to the remediation of Year 2000 problems in our existing products.

COST

We expect to incur costs during the next three quarters related to the planning and remediation described above. Our current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on our results of operations or financial position in any quarter. However, we are not certain that we have fully identified such impact or whether we can resolve it without disruption of our business or incurring significant expense. We have incurred approximately $0.4 million in expenditures to date related to the Year 2000 issue.

RISKS AND UNCERTAINTIES

If we fail to find and correct a significant Year 2000 issue, our normal business operations could be interrupted. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans for certain internal systems, by the end of the first quarter of fiscal 2000. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, our results of operations or financial condition could be adversely affected. Our risks include the following:

SOFTWARE DEVELOPMENT SCHEDULES. Our software development teams rely on a variety of systems and software tools to develop products. If these systems and tools are not functioning properly, product release schedules, which span the Year 2000 rollover, could be adversely affected. We rely on external contractors to develop components of some of our products. If a contractor with a significant contribution to a project should fail to adequately address the Year 2000 issue, this could have adverse effects on the development schedule for one or more of our products.

FACILITIES OPERATIONS. We rely on systems and software to run our security and telecommunications systems. Although both of these components at all of our locations have been included in the Year 2000 plan, a failure of either of these systems could prevent normal work at one or more of our locations.

FINANCIAL AND ACCOUNTING SOFTWARE. We have upgraded our financial and accounting systems to the most recent available version. We believe our database and financial applications are Year 2000 compliant. Although all of these business applications have been (and will continue to be) thoroughly evaluated for year 2000 compliance, a failure in one or more of these software packages could delay our ability to process customer orders, billing, payroll, accounts payable and financial statements. Consequently, we may not be able to file our financial reports with the Securities and Exchange Commission on a timely basis, which could negatively affect our stock price.

PRODUCTION AND FULFILLMENT FACILITY. We use a third party fulfillment center to assemble and distribute our products. Even though our third party fulfillment center is in the process of updating its computer systems to be Year 2000 compliant, we cannot be certain that its computer systems will be operating properly. In an event that its computer systems are not functioning properly due to Year 2000 non-compliance and the third party cannot ship products to our customers, our financial position and earnings will be severely impacted.

CONTINGENCY PLANS

We expect to develop contingency plans for key internal systems and critical business partners by the end of the first quarter of fiscal 2000. This contingency planning includes identifying additional vendors who could provide similar goods and services on short notice. We expect these plans to reduce the risk of interruption, delay or failure of key processes required for business operations. However, failure of such plans remains a possibility and could have a materially adverse impact on our results of operations or financial condition.


The statements regarding year 2000 issues above and in "Risk Factors-The Year 2000 risk may adversely affect us" are "Year 2000 readiness disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The protection of this Act does not apply to federal securities fraud actions.

IMPACT OF EUROPEAN MONETARY CONVERSION

We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union (EMU). One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro.

We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. To date, we have conducted limited sales activities in the European economies. However, we are planning to significantly expand our operations in Europe in fiscal 2000. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instrments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at March 31, 1999:


                                                      Average
              Short-term investments(1)            Interest Rate            Cost               Fair Value
                                                  ----------------    -----------------     -----------------
              Fixed rate                                  6.00%         $    11,538           $    11,573
              Variable rate                               4.18%                  22                    22

              (1) See definition in Note A to our Consolidated Financial Statements.

The aggregate fair value of our investment in short-term investments as of March 31, 1999, by contractual maturity date, consisted of the following:


                                                                                       AGGREGATE FAIR
                                                                                           VALUE
                                                                                           -----
                                                                                        (in thousands)
      Due in one year or less.........................................................          $9,602
      Due in one to three years.......................................................           1,993
                                                                                       ----------------
                                                                                               $11,595
                                                                                       ================


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on Pages 30 through 47.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
The 3DO Company:

We have audited the accompanying consolidated balance sheets of The 3DO Company and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO Company and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                                        /s/  KPMG LLP


Mountain View, California
May 4, 1999

                        THE 3DO COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                                    MARCH 31,
                                                                                          ------------------------------
                                                                                               1998            1999
                                                                                          --------------   -------------
                    ASSETS
                    Current assets:
                       Cash and cash equivalents                                               $ 16,209        $  2,256
                       Short-term investments                                                    18,375          11,595
                       Accounts receivable, net                                                     216          20,777
                       Prepaid and other current assets                                             838           1,420
                                                                                          --------------   -------------
                    Total current assets                                                         35,638          36,048

                    Property and equipment, net                                                   3,336           3,320
                    Deposits and other assets                                                     1,473           1,120
                                                                                          --------------   -------------

                    Total assets                                                               $ 40,447        $ 40,488
                                                                                          =============    =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    Current liabilities:
                       Accounts payable                                                          $  495        $  1,859
                       Accrued expenses                                                           2,468           6,526
                       Deferred revenue                                                             352             485
                       Short term debt                                                               --           9,505
                       Other current liabilities                                                  3,554           1,998
                                                                                          --------------   -------------
                    Total current liabilities                                                     6,869          20,373


                    Stockholders' equity:
                       Preferred stock, $0.01 par value; 5,000 shares
                         authorized;  no shares issued                                               --              --
                     Common stock, $0.01 par value; 50,000 shares authorized; 29,018 and 29,760 shares issued; 25,570 and 25,540 shares issued and
                       outstanding, respectively                                                    290             297
                       Additional paid-in capital                                               159,938         161,975
                       Accumulated other comprehensive loss                                       (290)           (255)
                       Accumulated deficit                                                    (114,673)       (127,840)
                       Treasury stock, at cost, 3,448 and 4,220 shares, respectively           (11,687)        (14,062)
                                                                                          --------------   -------------
                    Total stockholders' equity                                                   33,578          20,115
                                                                                          --------------   -------------

                    Total liabilities and stockholders' equity                                 $ 40,447        $ 40,488
                                                                                          =============    =============

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



       SOFTWARE PUBLISHING                                                     YEARS ENDED MARCH 31,
                                                                       ----------------------------------------
                                                                           1997          1998         1999
                                                                       ------------- ------------ -------------
       Revenues                                                         $   9,540      $ 9,429    $  48,019
       Cost of Revenues                                                     5,397        3,916       13,778
                                                                       ------------- ------------ -------------
       Gross profit                                                         4,143        5,513       34,241
                                                                       ------------- ------------ -------------

       Operating expenses:
          Research and development                                         23,717       16,483       25,939
          Sales and marketing                                               5,309        5,612       13,497
          General and administrative                                        6,917        6,399        8,900
          In-process research and development                               7,700           --           --
                                                                       ------------- ------------ -------------
            Total operating expenses                                       43,643       28,494       48,336
                                                                       ------------- ------------ -------------

       Operating loss                                                     (39,500)     (22,981)     (14,095)

       Net interest and other income                                        2,115        1,874        1,119
                                                                       ------------- ------------ -------------

       Loss before taxes                                                  (37,385)     (21,107)     (12,976)
                                                                       ------------- ------------ -------------


       HARDWARE SYSTEMS

       Revenues:
          Royalties and license fees                                    $  79,167    $   29,371   $        --

          Development systems and other                                     3,643            90            --
                                                                       ------------- ------------ -------------
       Total Revenues                                                      82,810        29,461            --

       Cost of revenues:
          Royalties and license fees                                          456            --            --
          Development systems and other                                     2,136            43            --
                                                                       ------------- ------------ -------------
            Total of cost of revenues                                       2,592            43            --
                                                                       ------------- ------------ -------------
       Gross profit                                                        80,218        29,418            --

       Operating expenses:
          Research and development                                         18,360         2,664            --
          Sales and marketing                                               2,734            --            --
          General and administrative                                        4,393           923            --
                                                                       ------------- ------------ -------------
            Total operating expenses                                       25,487         3,587            --
                                                                       ------------- ------------ -------------

       Operating income                                                    54,731        25,831            --

       Gain on sale of  hardware systems assets                                --        18,032            --
                                                                       ------------- ------------ -------------

       Income before taxes                                                 54,731        43,863            --
                                                                       ------------- ------------ -------------


       CONSOLIDATED SOFTWARE PUBLISHING AND HARDWARE SYSTEMS

       Income (loss) before taxes                                       $  17,346      $ 22,756      $(12,976)
       Income and foreign withholding taxes                                 4,075           219           191
                                                                       ------------- ------------ -------------
       Net income (loss)                                                $  13,271      $ 22,537      $(13,167)
                                                                       ============= ============ =============

       Basic net income (loss) per share                                $     0.48     $    0.85     $   (0.51)
                                                                       ------------- ------------ -------------
       Diluted net income (loss) per share                              $     0.46     $    0.83     $   (0.51)
                                                                       ============= ============ =============

       Shares used to compute basic net income (loss) per share             27,662        26,387        25,602
                                                                       ============= ============ =============

       Shares used to compute diluted net income (loss) per share           28,935        27,114        25,602
                                                                       ============= ============ =============


          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (in thousands)


                                                                   ACCUMULATED
                                    COMMON STOCK      ADDITIONAL      OTHER                  TREASURY
                                 ------------------    PAID-IN    COMPREHENSIVE ACCUMULATED   STOCK    STOCKHOLDERS' COMPREHENSIVE
                                   SHARES  AMOUNT      CAPITAL       INCOME      DEFICIT     AT COST      EQUITY     INCOME (LOSS)
                                 --------- --------  ------------ ------------- ----------- ---------- ------------- --------------
Balances as of March 31, 1996     26,003   $  260     $ 150,541     $   (189)  $(150,481)         --      $    131

Comprehensive Income:
  Net income                                                                       13,271                   13,271     $   13,271

  Other comprehensive income
    (loss)
    Unrealized gain from              --       --            --            36          --         --            36             36
     investments
    Foreign currency translation      --       --            --          (11)          --         --          (11)           (11)
                                                                                                                    --------------
  Comprehensive income                                                                                                 $   13,296
                                                                                                                    ==============

Issuance of common stock for
 acquisition                       1,610       16         5,664            --          --         --         5,680
Sale of common stock through
 employee stock plans and other
 plans                               709        7         1,844            --          --         --         1,851
Common stock issued under stock
 incentive program                    47        1           440            --          --         --           441
                                 -------- --------  ------------ ------------- ----------- ---------- -------------
Balances as of March 31, 1997     28,369   $  284     $ 158,489     $   (164)  $(137,210)         --  $     21,399


 Comprehensive Income:
  Net income                          --       --            --                    22,537         --        22,537     $   22,537

  Other comprehensive loss
    Unrealized loss from              --       --            --         (112)          --         --         (112)          (112)
     investments
    Foreign currency translation      --       --            --          (14)          --         --          (14)           (14)
                                                                                                                    --------------
  Comprehensive income                                                                                                 $   22,411
                                                                                                                    ==============

Sale of common stock through
employee stock plans and other
  plans                              649        6         1,449            --           --        --         1,455
Repurchase of 3DO shares                                     --            --          --   (11,687)      (11,687)
                                 -------- --------  ------------ ------------- ----------- ---------- -------------
Balances as of March 31, 1998     29,018   $  290     $ 159,938    $    (290)  $(114,673)  $(11,687)     $  33,578

Comprehensive Income:
  Net loss                            --       --            --            --    (13,167)         --      (13,167)    $  (13,167)

  Other comprehensive income
    Unrealized gain from              --       --            --            35          --         --            35             35
     investments
                                                                                                                    --------------
  Comprehensive loss                                                                                                 $   (13,132)
                                                                                                                    ==============

Sale of common stock through
employee stock plans and other
  plans                              742        7         2,037            --          --         --         2,044
Repurchase of 3DO shares                                                   --          --    (2,375)       (2,375)
                                 ======== ========  ============ ============= =========== ========== =============
Balances as of March 31, 1999     29,760   $  297     $ 161,975    $    (255)  $(127,840)  $(14,062)     $  20,115
                                 ======== ========  ============ ============= =========== ========== =============

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                         YEARS ENDED MARCH 31,
                                                                            ------------------------------------------------
                                                                                1997              1998            1999
                                                                            ------------------------------------------------
               Cash flows from operating activities:
                  Net income (loss)                                             $  13,271        $  22,537       $ (13,167)
                    Adjustments to reconcile net income (loss) to net
                    cash used in operating activities:
                       Depreciation and amortization                                7,446            3,744            2,973
                       Deferred revenue                                           (35,870)         (11,640)             133
                       Gain on sale of hardware assets                                 --          (18,032)              --
                       Revenue recognized in exchange for 3DO shares                   --          (10,965)              --
                       In-process research and development                          7,700               --               --
                       Changes in operating assets and liabilities:
                         Accounts receivable, net                                   2,571              213          (20,561)
                         Prepaid and other assets                                     733              803             (678)
                         Accounts payable                                          (2,249)             (74)           1,364
                         Accrued expenses                                          (1,540)            (783)           4,058
                         Hardware incentives                                       (1,236)          (2,944)              --
                         Other liabilities                                          1,095             (162)          (1,255)
                                                                            ------------------------------------------------
               Net cash used in operating activities                               (8,079)         (17,303)         (27,133)
                                                                            ------------------------------------------------
               Cash flows from investing activities:
                  Proceeds from sale of hardware assets                                --           20,000               --

                  Sale of short-term investments, net                              21,500              735            6,814
                  Capital expenditures                                             (4,304)          (1,254)          (2,507)
                  Acquisition of businesses                                        (4,575)              --               --
                                                                            ------------------------------------------------
               Net cash provided by  investing activities                          12,621           19,481            4,307
                                                                            ------------------------------------------------

               Cash flows from financing activities:
                  Proceeds from short-term debt                                        --               --            9,505
                  Repurchase of 3DO shares                                             --             (722)          (2,375)
                  Proceeds from issuance of common stock, net                       1,851            1,455            2,044
                  Payments on capital lease obligations                            (1,446)          (1,083)            (301)
                                                                            ------------------------------------------------
               Net cash provided by (used in) financing activities                    405             (350)           8,873
                                                                            ------------------------------------------------

               Effect of foreign currency translation                                 (11)             (14)              --
                                                                            ------------------------------------------------

               Net increase (decrease) in cash and cash equivalents                 4,936            1,814          (13,953)

               Cash and cash equivalents at beginning of year                       9,459           14,395           16,209
                                                                            ------------------------------------------------

               Cash and cash equivalents at end of year                         $  14,395        $  16,209        $   2,256
                                                                            ================================================

               Supplemental disclosures of cash flow information:
                  Cash paid during the year
                    Interest                                                      $   628          $   135         $     20
                    Income and foreign withholding taxes                          $ 4,075          $    --         $     --
               Noncash investing and financing transactions:
                  Assets acquired under capital lease obligations                 $   152          $    --         $     --

                 Common stock issued in connection with
                   business acquisitions                                          $ 5,680          $    --         $     --


          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997, 1998, AND 1999

A.   SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying Consolidated Financial Statements include the accounts of The 3DO Company and its wholly owned subsidiaries (Company), 3DO Europe, Ltd. and Studio 3DO K.K. The 3DO Company develops and publishes branded interactive entertainment software for multiple platforms.

BASIS OF PRESENTATION

The software publishing statements of operations were primarily derived from the sales of interactive entertainment software and software publishing related expenses. The hardware systems statements of operations were primarily derived from revenue recognized under the M2 Agreement with Matsushita and expenses associated with the hardware operations. Software publishing has incurred negative cash flows for all periods presented and the Company primarily has relied upon cash generated from the sale or license of hardware systems technology to fund software publishing operations (see notes G and H.) For presentation purposes all net interest and other income has been allocated to software publishing.

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

The Company has classified its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss) in stockholders' equity, until realized. Fair value is based on quoted market prices for these or similar investments. Realized gains and losses are recorded in the accompanying Consolidated Statements of Operations and were immaterial during the periods presented. The cost of securities sold is based upon the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the assets, which range from one to five years.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets including goodwill are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value-based method of accounting for all of its employee stock-based compensation plans.

REVENUE RECOGNITION

Revenue from the sale of software titles published and distributed by the Company is recognized at the time of shipment. Subject to certain limitations, the Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered probable. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned. Revenue from the Company's on-line service is recognized monthly based on usage.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. SOP 97-2 is effective for the Company for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company adopted SOP 97-2 in the current fiscal year. However, the effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

In February 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2. The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence (VSOE) of fair value until fiscal year beginning after December 15, 1998.

In December 1998, AcSEC issued SOP 98-9 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP-98-9 is not expected to have a material impact on the Company.

OTHER ASSETS

Intangible assets, primarily goodwill from the acquisition of New World Computing, are stated at cost less accumulated amortization and are included in other assets. Amortization of goodwill is computed on a straight-line basis over the estimated useful life of approximately five years.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Cooperative advertising with distributors and retailers is expensed when spending is committed. For fiscal 1997, 1998, and 1999, advertising expenses totaled approximately $3,682,000, $3,511,000, and $10,330,000, respectively.

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

FOREIGN CURRENCY TRANSLATION

The functional currencies of the Company's foreign subsidiaries are their local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies. Net gains and losses resulting from foreign exchange transactions were immaterial during the periods presented.

NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:


                                                                                FOR THE YEARS ENDED MARCH 31,
                                                                       ------------------------------------------------
                                                                           1997             1998             1999
                                                                       --------------   -------------    --------------
        Net income (loss)                                                  $  13,271        $ 22,537        $ (13,167)

        Shares  used to compute  basic net income  (loss) per share -
        Weighted-average number of common shares outstanding                  27,662          26,387            25,602
        Effect of common equivalent shares  - stock options
        outstanding using the treasury stock method                            1,273             727                --
                                                                       --------------   -------------    --------------
        Shares used to compute diluted net income (loss) per share            28,935          27,114            25,602
                                                                       ==============   =============    ==============

        Basic net income (loss) per share                                   $   0.48         $  0.85         $  (0.51)
                                                                       ==============   =============    ==============

        Diluted net income (loss) per share                                 $   0.46         $  0.83         $  (0.51)
                                                                       ==============   =============    ==============

Options to purchase 109,406, 932,823 and 11,421,526 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations in fiscal 1997, 1998 and 1999, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $11.49, $4.13 and $3.24 in fiscal 1997, 1998 and 1999, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133 will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations or financial condition.

B.   AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities classified as current assets as of March 31, 1998 and 1999 included the following:


                                                                    AGGREGATE FAIR VALUE
                                                                         MARCH 31,
                                                             -----------------------------------
                                                                  1998               1999
                                                             ----------------   ----------------
                                                                       (IN THOUSANDS)
                 Short-term investments:
                    U. S. Treasury and other government
                       agency obligations                          $  11,553          $  11,595
                    Commercial debt securities                         6,822                 --
                                                             ----------------   ----------------
                 Total short-term investments                         18,375             11,595

                 Cash equivalents:
                    Money market funds                                15,128                 --
                    Asset backed repurchase agreements                    --                 --
                                                             ----------------   ----------------
                 Total cash equivalents                               15,128                 --
                                                             ================   ================
                 Total available-for-sale securities               $  33,503          $  11,595
                                                             ================   ================

The aggregate fair value of the Company's investment in available-for-sale securities as of March 31, 1999, by contractual maturity, consisted of the following:



                                                                     AGGREGATE
                                                                     FAIR VALUE
                                                                  -----------------
                                                                   (IN THOUSANDS)
                                      Due in one year or less             $  9,602
                                      Due in one to three years              1,993
                                                                  -----------------
                                                                         $  11,595
                                                                  =================


C.   ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for the years ended March 31, 1997, 1998 and 1999:


                                                                          YEAR ENDED MARCH 31,
                                                             ------------------------------------------------
                                                                 1997            1998              1999
                                                             -------------   --------------    --------------
                                                                             (IN THOUSANDS)
                      Balance at beginning of year               $  2,329         $  3,108          $  1,888
                      Additions                                     4,873            2,113             6,931
                      Deductions                                  (4,094)          (3,333)           (4,802)
                                                             -------------   --------------    --------------
                      Balance at end of year                     $  3,108         $  1,888          $  4,017
                                                             =============   ==============    ==============

D.   PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 1998 and 1999, consisted of:


                                                                                       MARCH 31,
                                                                             ------------------------------
                                                                                 1998             1999
                                                                             -------------    -------------
                                                                                    (IN THOUSANDS)
                      Computer and manufacturing equipment                       $  6,578         $  8,691
                      Furniture, fixtures and leasehold improvements                2,567            2,644
                      Computer software                                             2,563            2,880
                                                                             -------------    -------------
                      Property and equipment, at cost                              11,708           14,215
                      Less accumulated depreciation and amortization              (8,372)         (10,895)
                                                                             -------------    -------------
                      Property and equipment, net                                $  3,336         $  3,320
                                                                             =============    =============

As of March 31, 1998 and 1999, property and equipment includes approximately $1.6 and $0.2 million of assets acquired under capital lease obligations, respectively. Accumulated amortization related to these lease assets was approximately $1.5 million and $0.1 million as of March 31, 1998 and 1999, respectively.

E.   ACCRUED EXPENSES

Accrued expenses as of March 31, 1999 and 1998, consisted of the following:


                                                                            MARCH 31,
                                                                  ------------------------------
                                                                      1998             1999
                                                                  -------------    -------------
                                                                         (IN THOUSANDS)
                          Accrued compensation                         $   614         $  2,112
                          Accrued market development fund                  294            1,146
                          Accrued royalties                                643              214
                          Other                                            917            3,054
                                                                  -------------    -------------
                          Total                                       $  2,468         $  6,526
                                                                  =============    =============

F.   STOCK PLANS

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 20% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal 1997, 1998 and 1999, 204,254, 127,596 and 358,297 shares, respectively, were issued by the Company to employees at a price ranging from $3.98 to $6.80, $2.18 to $2.98 and $2.18 to $2.40 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $2.93, $1.44 and $1.71 at March 31, 1997, 1998 and 1999, respectively. As of
March 31, 1997, 1998 and 1999, the Company had 550,555, 422,959 and 1,564,662
shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

STOCK OPTION PLAN

The Company's 1993 Incentive Stock Plan (Plan) authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive stock options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest over a 60-month period. Unexercised options generally expire 10 years from date of grant.

As of March 31, 1997, 1998 and 1999, 13,211,136, 18,229,625 and 20,783,869
shares, respectively, of common stock have been authorized for issuance under the Plan.

DIRECTOR OPTION PLAN

The Company's 1995 Director Option Plan (Director Plan) authorizes the granting of non-qualified stock options to each Outside Director on the date such person first becomes an Outside Director. The exercise price of the options is the fair market value per share of the common stock on the grant date. The stock options vest over a 60-month period. Unexercised options expire ten years from the date of grant.

As of March 31, 1997, 1998 and 1999, 300,000, 700,000 and 700,000 shares, respectively, of common stock have been authorized for issuance under the Director Plan.

Transactions for the years ended March 31, 1997, 1998 and 1999, were as follows:


                                                                                 OPTIONS OUTSTANDING
                                                                           ------------------------------------
                                                            OPTIONS                               WEIGHTED
                                                         AVAILABLE FOR                            AVERAGE
                                                             GRANT             SHARES         EXERCISE PRICES
                                                        ----------------   ---------------    -----------------
               Outstanding as of March 31, 1996             3,442,925          5,328,529             9.28

               Authorized                                   3,000,000                 --               --
               Granted                                    (16,005,702)        16,005,702             6.79
               Terminated                                  13,306,657        (13,306,657)            8.82
               Exercised                                           --           (438,085)            1.64

                                                        ----------------   ---------------
               Outstanding as of March 31, 1997             3,743,880          7,589,489             5.27

               Authorized                                   3,992,861                 --               --
               Granted                                    (12,063,610)        12,063,610             3.14
               Terminated                                  10,656,742        (10,656,742)            4.75
               Exercised                                           --           (521,287)            2.20

                                                        ----------------   ---------------
               Outstanding as of March 31, 1998             6,329,873          8,475,070        $    3.07

               Authorized                                   2,547,489                 --            --
               Granted                                     (4,926,250)         4,926,250             3.49
               Terminated                                   1,595,558         (1,595,558)            3.17
               Exercised                                           --           (384,236)            3.16

                                                        ----------------   ---------------
               Outstanding as of March 31, 1999             5,546,670         11,421,526        $    3.24
                                                        ================   ===============

The weighted-average fair values of options granted during 1997, 1998 and 1999 with exercise prices equal to market value were $2.41, $1.07 and $2.13, respectively.

As of March 31, 1997, 1998 and 1999, 1,618,167, 1,564,301 and 2,998,633
options, respectively, were exercisable under the Plan. The weighted-average exercise price for the shares exercisable at March 31, 1997, 1998 and 1999 were $4.84, $3.12, and $3.10, respectively. Fiscal 1997 and 1998 shares granted and shares terminated as shown in the table above included options which were repriced.

The following table summarizes information about fixed stock options outstanding at March 31, 1999:


                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             -------------------------------------------------    ----------------------------------
                                                    WEIGHTED-
                                                     AVERAGE         WEIGHTED-                            WEIGHTED-
                                                    REMAINING         AVERAGE                              AVERAGE
                                  NUMBER           CONTRACTUAL       EXERCISE          NUMBER             EXERCISE
    EXERCISE PRICE              OUTSTANDING           LIFE             PRICE         OUTSTANDING            PRICE
    --------------           ---------------    --------------   -------------    ----------------    --------------
        $0.05 to $0.40             39,312             3.36       $     0.18             39,312         $     0.18

        $2.00 to $2.97          1,743,626             8.69       $     2.25            388,459         $     2.16

        $3.03 to $3.94          9,208,888             8.76       $     3.38          2,552,882         $     3.27

        $4.44 to $5.50            427,550             9.94       $     4.49             16,839         $     5.46

             $8.13                  2,150             7.36       $     8.13              1,141         $     8.13

                             ---------------                                      ----------------
        $0.05 to $8.13         11,421,526             8.77       $     3.24          2,998,633         $     3.10
                             ===============                                      ================

In April 1996, October 1996 and April 1997, the Board of Directors approved the repricing of options granted at prices in excess of $8.25, $5.50 and $3.25 per share, respectively, for all employees, including executive officers.

PRO FORMA NET INCOME (LOSS)

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for fiscal 1997, 1998 and 1999 would have been as indicated below:


                                                                              YEARS ENDED MARCH 31,
                                                                   ---------------------------------------------
                                                                       1997            1998            1999
                                                                   --------------   ------------   -------------
               Net income (loss) as reported                            $ 13,271       $ 22,537      $ (13,167)
               Pro forma                                                $  7,230       $ 16,483      $ (20,130)

               Net income (loss) per basic share as reported            $   0.48       $   0.85      $   (0.51)
               Pro forma                                                $   0.26       $   0.62      $   (0.79)

               Net income (loss) per diluted share as reported          $   0.46       $   0.83      $   (0.51)
               Pro forma                                                $   0.25       $   0.61      $   (0.79)

The effects of applying SFAS No. 123 may not be representative of the effects on reported operating results for future years as the pro forma calculations are based on grants made in fiscal 1996 through 1999. The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997, 1998 and 1999:


                                                         OPTION PLAN                        ESPP
                                                ------------------------------ --------------------------------
                                                  1997      1998      1999       1997       1998       1999
                                                ---------  -------- ---------- ---------- ---------- ----------
     Weighted-average risk free rate               6.01%     6.31%      5.51%      6.04%      5.63%      5.82%
                                                                                       2 years with 6 month
     Expected life of options/rights (in             3.5       3.5        3.5              increments
     years)
     Expected stock price volatility                 68%       78%        84%        68%        78%        84%
     Dividend yield                                   --        --         --         --         --         --
     Forfeiture rate                                 60%       60%        20%        60%        60%        20%

G.   MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. AGREEMENTS

On December 7, 1995, the Company and Matsushita Electronic Industrial Co., Ltd. (MEI) entered into a licensing agreement pursuant to which the Company granted MEI a perpetual, exclusive, worldwide license, with the right to grant sublicenses, with respect to the M2 Technology, for use in both hardware and software for games and all other applications (M2 Agreement). The license was originally granted in exchange for an upfront license payment of $100.0 million, and for certain royalties that were agreed to be paid to 3DO with respect to certain software products manufactured after January 1, 1998, which are compatible with the M2 Technology.

Under the terms of the M2 Agreement, MEI granted 3DO a non-exclusive license to use the M2 Technology for the development, manufacture and distribution of
(i) hardware products designed for use in the computer field, (ii) software and peripherals compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and (iii) development systems to be used by third parties outside of Japan that are authorized by MEI to develop and publish software products compatible with hardware products that incorporate the M2 Technology. All revenue related to the M2 Agreement has been recognized as of the end of fiscal year 1998 under the percentage-of-completion method of accounting.

On April 24, 1996, the Company agreed to make certain modifications to the M2 system design pursuant to the terms of an addendum (Addendum) to the M2 Agreement with MEI. As consideration for 3DO providing certain engineering and support services, MEI agreed to pay an additional aggregate fee of approximately $4.5 million to be received in installments in fiscal 1997 and 1998. On July 23, 1997, the Company and MEI signed a second addendum (Second Addendum) to the M2 Agreement. Under the Second Addendum, the Company relinquished its rights to develop and distribute software and peripherals that are compatible with hardware products developed by MEI or its sublicensees that incorporate the M2 Technology, and gave up its right to develop and distribute M2-compatible authoring systems. In addition, the Company relinquished its right to receive royalties with respect to MEI's potential use of the M2 Technology, as well as certain other rights. In exchange, MEI returned to the Company all of the approximately 3.2 million shares of the Company's common stock that it previously owned. The Company recognized approximately $11.0 million of non-cash revenue in connection with this transaction.

H.   SALE OF SYSTEMS GROUP

On June 23, 1997, the Company sold most of the assets of the Company's former hardware systems group, including certain technologies and related intellectual property rights and approximately $1.5 million in equipment, to Samsung Electronics Company, Ltd. (Samsung) for $20.0 million, realizing a gain of approximately $18.0 million. As part of the sales agreement, CagEnt Technologies, Inc. (CagEnt), a subsidiary of Samsung, agreed to assist the Company, as a subcontractor, with respect to the Company's efforts to complete the remaining deliverables under the M2 Agreement with MEI.

I.   CIRRUS LOGIC, INC.

In February 1996, the Company licensed the 3-D graphics portion of the M2 Technology to Cirrus Logic, Inc. (Cirrus) for the potential development of high-end 3-D graphics chips for the PC market. Under the terms of the Joint Development and License Agreement (Cirrus Agreement) the Company agreed to develop certain modifications to its semiconductor technology familiarly known to the parties as the "3DEngine." As partial consideration under such agreement, the Company received the non-refundable sum of $2.5 million. This payment has been recognized as revenue under the percentage-of-completion method of accounting.

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

On October 15, 1997, 3DO and Cirrus resolved and settled the parties' respective claims with respect to the above-referenced litigation, including, inter alia, the dismissal with prejudice of the subject litigation, the general release of both parties from any and all claims relating to the Cirrus Agreement, and the payment by Cirrus to 3DO of a mutually acceptable sum in satisfaction of the license fees, advance royalties, and payments for engineering services due to 3DO in connection with the Cirrus Agreement. The Company recognized the payment as revenue in fiscal 1998.

J.   NET INTEREST AND OTHER INCOME

Net interest and other income for the fiscal years ended March 31, 1997, 1998 and 1999, consisted of the following:


                                                                      YEARS ENDED MARCH 31,
                                                             ----------------------------------------------
                                                                1997             1998             1999
                                                             ------------    -------------    -------------
                                                                            (IN THOUSANDS)
                        Interest income                         $  2,720         $  2,108          $ 1,134
                        Interest expense                           (628)            (135)             (20)
                        Other income (expense), net                   23             (99)                5
                                                             ------------    -------------    -------------
                                                                $  2,115         $  1,874          $ 1,119
                                                             ============    =============    =============

K.   INCOME TAXES

The provision for income taxes consisted of the following:


                                                                     YEARS ENDED MARCH 31,
                                                        ------------------------------------------------
                                                            1997             1998             1999
                                                        --------------   -------------   ---------------
                                                                        (IN THOUSANDS)
                               Current:
                                  Federal                      $   75         $   120           $    --
                                  State and local                   1               1                 1
                                  Foreign                       3,999              98               190
                                                        --------------   -------------   ---------------
                               Total current                    4,075             219               191

                               Total deferred                      --              --                --
                                                        --------------   -------------   ---------------

                               Total income taxes            $  4,075         $   219           $   191
                                                        ==============   =============   ===============

The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1997, 1998 and 1999 were as follows:


                                                                           YEAR ENDED MARCH 31,
                                                                   --------------------------------------
                                                                      1997          1998         1999
                                                                   -----------    ---------    ----------
                         Statutary federal tax rate                      34.0%       34.0%         34.0%
                         Valuation allowance                             (33.6)     (36.1)        (35.8)
                         Foreign tax withholding and other                23.1         3.1           0.3
                                                                   -----------    ---------    ----------
                                                                          23.5%       1.0%        (1.5%)
                                                                   ===========    =========    ==========

The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 1998 and 1999, are presented as follows:


                                                                               YEAR ENDED MARCH 31,
                                                                         ---------------------------------
                                                                              1998              1999
                                                                         ---------------    --------------
                                                                                  (IN THOUSANDS)
                         Deferred tax asset:
                           Depreciation and amortization                      $   2,479         $   3,251
                           Deferred revenue                                         151               208
                           Deferred research and development costs                7,819             7,861
                           Net operating loss carryforwards                      30,554            34,813
                           Tax credit carryforwards                              22,257            24,807
                           Other                                                (2,260)           (2,009)
                                                                         ---------------    --------------
                         Total gross deferred tax assets                         61,000            68,931
                         Less valuation allowance                              (61,000)          (68,931)
                                                                         ---------------    --------------
                         Net deferred tax assets                               $     --          $     --
                                                                         ===============    ==============

The valuation allowance increased $7.9 million in fiscal 1999. Approximately $0.5 million of the valuation allowance is related to benefits associated with employee stock options, which will be allocated to equity when realized.

As of March 31, 1999, the Company had cumulative federal net operating loss carryforwards of approximately $100.6 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal 2009 through 2019. As of March 31, 1999, the Company has cumulative California net operating loss carryforwards of approximately $6.8 million, which if not offset against future taxable income, will expire in the fiscal 2002 through 2004.

As of March 31, 1999, the Company had unused research and development tax credits of approximately $6.8 million and $5.3 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credit expires in various years through 2019. The California research and development tax credit can be carried forward indefinitely. The Company also had foreign tax credits of approximately $11.5 million available to reduce future federal income taxes, expiring through fiscal 2004. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carry forward indefinitely.

L.   LEASE COMMITMENTS

The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Lease payments for the periods ended March 31, 1997, 1998, and 1999, were $2.0 million, $1.2 million and $1.5 million, respectively.

Future minimum lease payments are as follows:


                                                                                   OPERATING
                                                  MARCH 31,                          LEASES
                                   ----------------------------------------    ------------------
                                                                                (IN THOUSANDS)
                                   2000                                                $   2,930
                                   2001                                                    2,943
                                   2002                                                    1,787
                                   2003                                                      842
                                   2004                                                      652
                                                                               ------------------
                                   Total minimum lease payments                        $   9,154
                                                                               ==================

M.   CONCENTRATION OF CREDIT RISK

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

Credit risk in receivables is limited to distributors, retailers, software developers, software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers' financial condition and requires prepayments when deemed necessary.

N.   ACQUISITIONS

NEW WORLD COMPUTING, INC.

In June 1996, the Company purchased certain assets and assumed certain liabilities of New World Computing, Inc. (NWC), a PC platform game developer located in Agoura Hills, California. Subsequent to the asset purchase, the Company created a production unit using the New World Computing brand name. As consideration for the purchase, the Company issued approximately 1 million shares of its common stock to the parent of NWC, NTN Communications, Inc.
(NTN). In addition, under the terms of the agreement, the Company was obligated to make a cash payment to NTN because the value of the Company's stock issued in the transaction fell below an amount equal to approximately $10 per share during a period following the closing date (Purchase Price Guarantee); in fiscal year 1997, the Company paid approximately $5.0 million to NTN. This payment represents the total amount due to NTN under the terms of the asset purchase agreement and, as such, the Company has no further obligations to NTN under the Purchase Price Guarantee. The Company recorded the purchase in June 1996 using the purchase method of accounting. A charge was recorded in the first quarter of fiscal year 1997 for $7.7 million representing the amount of the purchase price assigned to in-process research and development because the acquired technology had not yet reached technological feasibility and had no other future alternative uses. At the time of the acquisition, a total of 12 products were in development. The Company estimated that the average aggregate percentage of completion for those products was approximately 47%. Of the 12 products in development, four were subsequently cancelled and four were completed and released, but generated minimal revenues. The remaining four products were completed and released with modest market success. However, the average percentage of completion for those products was only approximately 33% at the time of acquisition. The Company used an income approach in valuing the acquired in-process research and development. The income approach reflects the present value of the operating cash flows generated by the in-process research and development after taking into account the cost to complete the projects, the relative risk of the projects and an appropriate discount rate to reflect the time value of investment capital.

At the time, the entire purchase was booked at the guaranteed purchase price. As a result, the payment of approximately $5.0 million has no impact on the Company's income statement for fiscal 1997. Also included as part of the purchase price were intangibles valued at $3.1 million, to be amortized on a straight line basis over a period of one to five years. As of March 31, 1998 and 1999, intangible assets, net of amortization, were $1.5 million and $1.0 million, respectively.

The results of operations of NWC have been included in the Company's results of operations since the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company and New World Computing for fiscal 1997, with pro forma adjustments as if the acquisition had been consummated as of the beginning of the periods presented.

Pro forma financial information:


                                                                     FOR YEAR ENDED
                                                                     MARCH 31, 1997
                                                                  ---------------------
                        Revenue                                                $93,191
                        Net income (loss)                                      $11,678
                        Net income (loss) per basic share                        $0.42
                        Net income (loss) per diluted share                      $0.40

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

O.   GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by products for purposes of making operating decisions and assessing financial performance. Therefore, the Company operates in a single operating segment: interactive entertainment software products.

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):


                                                                YEAR ENDED MARCH 31,
                                                  --------------------------------------------------
                                                       1997              1998             1999
                                                  ---------------- ----------------- ---------------
       Software publishing revenues:
         PC                                               $ 9,540          $  8,346        $ 26,799
         Console                                               --                --          20,029
         Other                                                 --             1,083           1,191
                                                  ---------------- ----------------- ---------------
       Total Software publishing revenues                   9,540             9,429          48,019

       Royalty and other  revenues                         82,810            29,461              --

                                                  ---------------- ----------------- ---------------
       Total revenues                                    $ 92,350          $ 38,890        $ 48,019
                                                  ================ ================= ===============

In fiscal 1999, the Company's two top customers each accounted for approximately 13% of the Company's total revenues. All revenues in fiscal 1999 were derived from the Company's software publishing operations. In fiscal 1997 and 1998, one customer from the Company's former hardware systems business accounted for 85% and 67% of the Company's total revenue, respectively.

The Company's software publishing export sales are principally in Europe and Asia/Pacific. In each of fiscal 1997, 1998 and 1999, less than 10% of the Company's total net revenues were derived from international software publishing sales. The Company had software publishing export sales, primarily to Japan and the United Kingdom, of approximately $0.6 million, $2.1 million, and $4.2 million for the fiscal 1997, 1998, and 1999, respectively. In fiscal 1997 and 1998, the Company's export sales to Japan from its hardware systems operations were derived primarily from the M2 agreement with MEI. The Company's assets are primarily located in its corporate office in the United States.

P.   LINES OF CREDIT

In fiscal 1999, the Company entered into two revolving credit agreements with Coast Business Credit and Merrill Lynch & Co.

The Merrill Lynch credit facility allows the Company to borrow up to $20.0 million or 90% of the cash balances in the pledged collateral bank account at Merrill Lynch. The amount outstanding under this credit facility bears a variable per annum rate of interest equal to the sum of the 30-day commercial paper rate plus 2.10% (6.94% as of March 31, 1999). Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This credit agreement will expire on November 30, 2000. As of March 31, 1999, the Company's outstanding loan balance was approximately $9.5 million.

The Coast Business Credit revolving credit agreement permits the Company to obtain a loan amount of up to $20.0 million, or 60% of qualified accounts receivables, bearing an interest rate equal to Prime Rate plus 2.0% per annum (9.75% as of March 31, 1999) and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company:

         - must achieve 80% of the projected quarterly tangible net worth upon projections acceptable to Coast;

         - must maintain $2,000,000 on deposit at all times in restricted accounts which shall be assigned to and accessible only to Coast; and

         -       must not pay dividends.

As of March 31, 1999, no borrowings were outstanding under this facility. However, on April 1, 1999, the Company repaid the outstanding borrowings to Merrill Lynch and borrowed $9.5 million from Coast Business Credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information for our executive officers and directors as of March 31, 1999.


NAME                                AGE                              POSITION
----                                ---                              --------
Trip Hawkins......................  45    Chairman of the Board and Chief Executive Officer
James A. Cook.....................  50    Executive Vice President, General Counsel and Secretary
Stephen E. Fowler.................  40    Senior Vice President, Sales and Operations
Richard J. Hicks, III.............  38    Senior Vice President, Product Development
John W. Adams.....................  37    Chief Financial Officer
Robert Gayman.....................  38    Vice President, Sales
Jeffrey A. Cleary.................  41    Vice President, Marketing
Dominic Wheatley..................  39    Chairman of 3DO Europe
William A. Hall...................  67    Director
H. William Jesse, Jr..............  47    Director
Hugh C. Martin....................  45    Director

TRIP HAWKINS, the founder of 3DO, has been Chairman of the Board and Chief Executive Officer of 3DO since September 1991. He also served as President from September 1991 until October 1995, and he served as Secretary from September 1991 through February 1993. From August 1982 to December 1990, Mr. Hawkins served as President of Electronic Arts. He served as the Chief Executive Officer of Electronic Arts from August 1982 until May 1991, and was Chairman of its board of directors from August 1982 until July 1994. Prior to founding Electronic Arts, Mr. Hawkins was a director of marketing at Apple Computer, Inc.

JAMES A. COOK became Executive Vice President, General Counsel and Secretary of 3DO in April 1996. He had been Senior Vice President, General Counsel and Secretary since July 1994, and from January 1993 until July 1994, he served as Vice President, General Counsel and Secretary. From January 1990 until January 1993, he was a partner in the law firm of Cook and Lefevre. From June 1985 to December 1989, he was a sole practitioner operating as the Law Offices of James Alan Cook.

STEPHEN E. FOWLER was appointed as 3DO's Senior Vice President, Sales and Operations in April 1998. Previously, he served as Senior Vice President, Operations from May 1997; Vice President, Operations from October 1995; Vice President, Developer and Customer Services from June 1994; and Senior Director, Developer Services from January 1993. From September 1990 to January 1993, he served as Vice President, Technical Services at Gupta Corporation (now called Centura Software Corporation), a software tools company. From April 1984 to August 1990, he served in various senior management positions including Director, Worldwide Services at Application Development Systems.

RICHARD J. HICKS, III joined 3DO as Vice President, Product Development in October 1997 and was promoted to Senior Vice President, Product Development in November 1998. He was co-founder of New Wave Entertainment, Inc., an interactive entertainment software company, and served as its Vice President, Software Development from July 1995 to August 1997. He was Vice President, Software of ShaBLAMM Computer, Inc., a computer hardware company, from February 1994 to July 1995. From May 1988 to January 1994, he held several software development positions at Electronic Arts.

JOHN W. ADAMS became 3DO's Chief Financial Officer in March 1998. He served as Vice President, Planning and Analysis and Director of Operations at International Thomson Publishing, from April 1996 to March 1998. Mr. Adams served as Senior Manager, Financial Planning from February 1993 to April 1996 at The Walt Disney Company and was a Manager, Business Planning at The Gap Incorporated from March 1992 to February 1993. Mr. Adams has also held various planning positions at the Pepsi-Cola Company from February 1986 to March 1992.

ROBERT GAYMAN joined 3DO as Vice President, Sales in March 1999. From October 1996 to March 1999, he was Western Regional Sales Manager for Sony Computer Entertainment America, and from January 1993 to October 1996, he was

National Sales Manager for Sun Gro Consumer Products. He has also held sales positions at Mediagenic, Spalding Sports Worldwide, and RJR Nabisco Brands.

JEFFREY A. CLEARY joined 3DO as Vice President, Marketing in May 1999. From June 1998 to May 1999, he was the Vice President, Marketing and Sales at Stagecast Software. From August 1993 to September 1995, he was Director, Marketing and Product Development for the Boys Toys division at Galoob Toys and from September 1995 to June 1998, he was Vice President, Marketing and Product Development for Boys Toys at Galoob Toys. From June 1987 to August 1993, he held several marketing positions at RJRNabisco/Del Monte. He has also worked in advertising and retail sales.

DOMINIC WHEATLEY became Chairman of 3DO Europe in May 1999. From 1996 to 1998, he was semi-retired and pursued various entrepreneurial activities. He founded Domark Software in 1984 and served as its Chief Executive Officer through a series of several acquisitions whereby Domark became Eidos plc in 1996. Mr. Wheatley also serves as a non-executive director of Statpro, a financial software company.

WILLIAM A. HALL has been a director since June 1997. He founded Sight & Sound Distributing Company, in December 1984 and has been its President and Chief Executive Officer since that time. Since 1988 he has also been owner of W.A.A. Management/Consulting, and since 1993 he has been Vice Chairman and majority stockholder of U.S. Animation, Inc. He has been a partner in Lincolnshire Management, Inc., a management consultant company, since June 1994. Mr. Hall is also a director of Chromium Graphics, Inc.; Credentials (TRW Credit); Northword Press; and Lincolnshire Management, Inc. Mr. Hall is a member of the Audit Committee and Compensation Committee.

H. WILLIAM JESSE, JR. has been a director since September 1997. He joined cybermeals, Inc. (now called Food.com), an Internet company, in 1997 and was elected its Chairman and Chief Executive Officer in March 1998. From 1986 through March 1998, he was Chairman, President and Chief Executive Officer of Jesse Hansen & Co., a consulting company, and remains as Chairman. He also serves as Chairman and Chief Executive Officer of Vineyard Properties of California, Inc. Mr. Jesse has previously served as Chief Executive Officer of American Hawaii Cruises; Vice President of The Getz Corporation; Chief Executive Officer of the Delta Queen Steamboat Co. and Vice President of its parent, The Coca Cola Bottling Company of New York; and Vice President of Prudential Lines, Inc. and General Manager of its Mediterranean/Mideast Division. Mr. Jesse serves on the board of directors of The Wine Group, Inc., Stanislaus Food Products Company, Wired Ventures, Inc., ExTerra Credit Recovery, and Online Partners, Inc. Mr. Jesse is a member of the Audit Committee.

HUGH C. MARTIN has been a director since April 1996. Since January 1998, he has been Chief Executive Officer of Optical Networks, Incorporated, a telecommunications network equipment company. Until his resignation from 3DO in June 1997, he served as our President from October 1995; Chief Operating Officer from January 1993 until October 1995; and Senior Vice President, Engineering and Operations from May 1992 until January 1993. From March 1988 to April 1992, he served as a director and then a senior director of Apple Computer, Inc. Previously, Mr. Martin co-founded and served as the Vice President and Chief Development Officer of Ridge Computers, where he co-designed one of the industry's first commercial RISC processors. Mr. Martin is a member of the Compensation Committee.

Our Amended and Restated Certificate of Incorporation and Amended and
Restated Bylaws provide that the Board is divided into three classes, with each class serving staggered three-year terms. Mr. Hall will stand for re-election at the 1999 annual meeting of stockholders. Mr. Jesse will stand for re-election at the 2000 annual meeting of stockholders. Mr. Hawkins and Mr. Martin will stand for re-election at the 2001 annual meeting of stockholders. Each officer serves at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

Summary Compensation Table. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively the "Named Officers") during the last fiscal year.


                                                                                        LONG-TERM
                                                                                      COMPENSATION         ALL OTHER
                                    FISCAL             ANNUAL COMPENSATION            OPTIONS/SARS       COMPENSATION
   NAME AND PRINCIPAL POSITION       YEAR          SALARY              BONUS                #                 (1)
   ---------------------------     --------  -----------------  -----------------  -----------------  -----------------
   Trip Hawkins                      1999        $ 295,792                -0-              440,000         $    840
     Chairman and Chief              1998        $ 295,792                -0-            1,760,000 (2)     $    660
     Executive Officer               1997        $ 295,000           $35,128             2,620,000 (3)     $    660

   James Alan Cook                   1999        $ 289,954                -0-               40,000         $    840
     Executive Vice President,       1998        $ 275,504          $100,000               704,000 (4)     $    660
     General Counsel, and            1997        $ 243,552           $20,408               738,000 (5)     $    660
     Secretary

   Stephen E. Fowler                 1999        $ 212,023                -0-               60,000         $  9,085 (6)
     Senior Vice President,          1998        $ 199,473                -0-              307,000 (7)     $  3,265 (8)
     Sales & Operations

   Richard J. Hicks III              1999        $ 180,262                -0-              120,000         $ 10,498 (9)
     Senior Vice President,          1998        $  75,810                -0-              185,000         $     -0-
     Product Development

   John Adams                        1999        $ 154,929                -0-               30,000         $    538
     Chief Financial Officer         1998        $   8,654                -0-              150,000         $     -0-
     (from March 1998)

(1) The amounts include premiums paid by the Company for group term life insurance.

(2) Includes 1,560,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

(3) Includes 500,000 options that were originally granted in fiscal 1994, 10,000 options that were originally granted in fiscal 1995 at $11.00 per share, and 50,000 options that were originally granted in fiscal 1996 at $11.875 per share that in fiscal 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

(4) Includes 594,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Cook agreed to certain adjustments to the option vesting schedules.

(5) Includes 4,000 options granted in fiscal 1995 at $9.875 per share, 12,000 options granted in fiscal 1995 at $10.75 per share, 10,000 options granted in fiscal 1995 at $11.00 per share, 28,000 options granted in fiscal 1996 at $11.875 per share, and 40,000 options granted in fiscal 1996 at $11.50 per share that in fiscal 1997 were twice exchanged for new options, first at $8.25 per share and later at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedules. Also includes 150,000 options granted in fiscal 1997 at $8.25 per share that were exchanged for new options at $5.50 per share, after Mr. Cook agreed to certain adjustments to the option vesting schedule.

(6) Includes a gain of $8,245 realized upon the sale of shares acquired through the Employee Stock Purchase Plan.

(7) Includes 150,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Fowler agreed to certain adjustments to the option vesting schedules.

(8) Includes a gain of $2,739 realized upon the sale of shares acquired through the Employee Stock Purchase Plan.

(9) Includes a gain of $9,893 realized upon the sale of shares acquired through the Employee Stock Purchase Plan.


Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 1999. The table also sets forth hypothetical gains or "opinion spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                      % OF TOTAL                                  VALUE AT ASSUMED
                                                        OPTIONS                                    ANNUAL RATE OF
                                                      GRANTED TO                                     STOCK PRICE
                                                       EMPLOYEES    EXERCISE                        APPRECIATION
                                DATE       OPTIONS     IN FISCAL      PRICE    EXPIRATION        FOR OPTIONS TERM(2)
                NAME           GRANTED   GRANTED(1)      YEAR       PER SHARE     DATE           5%              10%
         -----------------    --------- ------------  ----------  ------------ ----------  --------------  --------------
         John Adams            7/28/98      10,000        0.2030   $   3.3750     7/28/08  $    21,225.19  $    53,788.81
                               2/18/99      20,000        0.4060   $   3.8437     2/18/09  $    48,345.65  $   122,517.36
                                            ------        ------                                ---------      ----------
                Total                       30,000        0.6090                           $    69,570.84  $   176,306.17

         James Alan Cook       7/28/98      20,000        0.4060   $   3.3750     7/28/08  $    42,450.39  $   107,577.62
                               2/18/99      20,000        0.4060   $   3.8437     2/18/09  $    48,345.65  $   122,517.36
                                            ------        ------                                ---------      ----------
                Total                       40,000        0.8120                           $    90,796.04  $   230,094.98

         Stephen E. Fowler     7/28/98      10,000        0.2030   $   3.3750     7/28/08  $    21,225.19  $    53,788.81
                               2/18/99      50,000        1.0150   $   3.8437     2/18/09  $   120,864.11  $   306,293.39
                                            ------        ------                               ----------      ----------
                Total                       60,000        1.2180                           $   142,089.30  $   360,082.20

         Trip Hawkins          7/28/98     240,000        4.8719   $   3.3750     7/28/08  $   509,404.65  $ 1,290,931.39
                               2/18/99     200,000        4.0599   $   3.8437     2/18/09  $   483,456.45  $ 1,225,173.58
                                            ------        ------                               ----------    ------------
                Total                      440,000        8.9317                           $   992,861.10  $ 2,516,104.97

         Richard J. Hicks III  7/28/98      20,000        0.4060   $   3.3750     7/28/08  $    42,450.39  $   107,577.62
                               11/5/98     100,000        2.0299   $   3.0312    11/05/08  $   190,630.54  $   483,095.21
                                            ------        ------                               ----------      ----------
                Total                      120,000        2.4359                           $   233,080.93  $   590,672.83

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

(2) The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future Common Stock prices.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                                                                    NUMBER OF               VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                 ACQUIRED        VALUE          AT MARCH 31, 1998             AT MARCH 31, 1998
                                                          ----------------------------  -----------------------
           NAME                 ON EXERCISE    REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
 -------------------------    ---------------------------  ----------------------------------------------------------
Adams, John                             0    $       0.00     30,000         150,000     $   96,561.00  $  435,931.00

Cook, James Alan                        0    $       0.00    426,835         417,165     $1,031,789.81  $  902,168.97

Fowler, Stephen E                       0    $       0.00    145,166         236,834     $  357,183.67  $  499,424.71

Hawkins, Trip                           0    $       0.00  1,062,166       1,137,834     $2,276,356.19  $2,406,043.79

Richard J. Hicks, III                   0    $       0.00     51,167         253,833     $   98,109.17  $  532,982.32

             GRAND TOTAL                0    $       0.00  2,603,137       4,867,963     $3,859,999.84  $4,776,550.79

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information known to us for the beneficial ownership of our common stock as of March 31, 1999 by:


         - each stockholder known by us to own beneficially more than 5% of our common stock;

         -       each director;

         - each of our chief executive officer and four other most highly compensated executive officers; and

         -       all directors and executive officers as a group.

As of March 31, 1999 there were 25,540,242 shares of common stock outstanding. This number does not include shares of treasury stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, on the information furnished by such owners, have sole voting power and investment power over those shares, subject to community property laws where applicable.



                                                                     NUMBER        PERCENT
                                                                     ------        -------

                                                                   SHARES BENEFICIALLY OWNED
                                                                      --------------------
Trip Hawkins (2)..............................................         6,239,736    23.4%
J&W Seligman & Co., Incorporated
   100 Park Avenue
   New York, New York 10017...................................         3,232,200     12.7
William A. Hall (3)...........................................            45,383      *
H. William Jesse, Jr. (4).....................................            38,333      *
Hugh C. Martin (5)............................................            36,667      *
James A. Cook (6).............................................           461,085     1.8
Stephen E. Fowler (7).........................................           159,116      *
Richard J. Hicks, III (8).....................................            62,133      *
John W. Adams (9).............................................            35,818      *
All executive officers and directors as a group                        7,140,230    26.0%
(11 persons) (10).............................................


*        Less than 1% of the outstanding shares of common stock.


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 1999 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the table above, the address of each of the individuals listed in the table is 600 Galveston Drive, Redwood City, California 94063.

(2) Includes 1,102,833 shares subject to an option exercisable within 60 days of March 31, 1999. We have reserved shares for sale to Mr. Hawkins, who has expressed an interest in purchasing shares in the offering. See "Underwriting."

(3) Includes 38,333 shares subject to an option exercisable within 60 days of March 31, 1999.

(4) Includes 33,333 shares subject to an option exercisable within 60 days of March 31, 1999.

(5) Includes 36,667 shares subject to an option exercisable within 60 days of March 31, 1999.

(6) Includes 451,167 shares subject to an option exercisable within 60 days of March 31, 1999.

(7) Includes 155,665 shares subject to an option exercisable within 60 days of March 31, 1999.

(8) Includes 57,333 shares subject to an option exercisable within 60 days of March 31, 1999.

(9) Includes 35,000 shares subject to an option exercisable within 60 days of March 31, 1999.

(10) Includes shares held beneficially by executive officers and directors as shown in the foregoing table and 1,962,326 shares subject to options exercisable within 60 days of March 31, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:


                                                                                             PAGE(S) IN
                                                                                              FORM 10-K
1.  Index to Consolidated Financial Statements
    Independent Auditors' Report                                                                  30
    Consolidated Balance Sheets as of March 31, 1999 and 1998                                     31
    Consolidated Statements of Operations for the years ended
         March 31, 1999, 1998 and 1997.                                                           32
    Consolidated Statements of Stockholders' Equity
         for the years ended March 31, 1999, 1998 and 1997.                                       33
    Consolidated Statements of Cash Flows for the years ended
         March 31, 1999, 1998 and 1997.                                                           34
    Notes to Consolidated Financial Statements                                                 35-47

2.  Financial Statement Schedules
    Information required by this Item is included in the Notes to



         Consolidated Financial Statements

3.  Exhibits


The following exhibits are filed as part of, or incorporated by reference into, this report:



     NUMBER                                                       EXHIBIT TITLE
       3.01   --    Registrant's Restated Certificate of Incorporation.
       3.05   --    Registrant's Delaware Bylaws, as amended.
       4.01   --    Form of Specimen Certificate for Registrant's Common
                    Stock.(2)
      10.01   --    1991 Incentive Stock Plan of the Registrant.(2)
      10.02   --    1993 Incentive Stock Plan of the Registrant.(2)
      10.03   --    Form of Restricted Stock Purchase Agreement of the
                    Registrant.(2)
      10.04   --    Form of Incentive Stock Option Agreement of the
                    Registrant.(2)
      10.05   --    Form of Nonstatutory Stock Option Agreement of the
                    Registrant.(2)
      10.06   --    401(k) Plan of the Registrant.(2)
      10.07   --    Employment Agreement between the Registrant and William M.
                    Hawkins III dated as of February 1993.(2)
      10.07A  --    Amendment to Employment Agreement between the Registrant and
                    William M. Hawkins III, dated as of March 22, 1994.(3)
      10.08   --    Form of Indemnity Agreement.(2)
      10.09   --    Lease between Seaport Centre Venture Phase I and the
                    Registrant for office space at 600 Galveston  Drive,
                    Building 5, Redwood City, California.(4)
      10.09A  --    First Amendment to Lease between Seaport Centre Venture
                    Phase I and the Registrant for office space at 600 Galveston
                    Drive, Building 5, Redwood City, California.(3)
      10.09B  --    Second Amendment to Lease between Seaport Centre Venture
                    Phase I and the Registrant for office space at 600 Galveston
                    Drive, Building 5, Redwood City, California.(5)
      10.10   --    1994 Employee Stock Purchase Plan of the Registrant (6)
      10.11   --    1995 Director Option Plan of the Registrant (6)
      10.12   --    Asset Purchase Agreement between the Registrant and Samsung
                    Electronics Co., Ltd. (1)(6)
      10.13   --    Second Addendum dated July 23, 1997, to Technology Licensing
                    Agreement between the Registrant and Matsushita Electronic
                    Industrial Co., Ltd., dated December 7, 1995 (1) (6)
      10.14   --    WCWA Loan Agreement between the Registrant and
                    Merrill Lynch & Co. dated November 3, 1998.
      10.15   --    Loan and Security Agreement between the Registrant and
                    Coast Business Credit dated March 18, 1999.
      21.01   --    List of Subsidiaries of the Registrant.
      23.01   --    Consent of Independent Auditors.
      24.01   --    Power of Attorney.



(1) Confidential treatment has been granted with respect to certain portions of this document.
(2) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-59166
(3) Incorporated by reference to exhibits 10.21A, 10.34A, 10.36, 10.37, 10.38 and 10.39 filed with the Registrant's Registration Statement on Form S-1 No. 33-71364.
(4) Incorporated by reference to exhibits 10.34, 10.40 and 10.41 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994
(5) Incorporated by reference to exhibit 10.34B filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995
(6) Incorporated by reference to exhibits 10.46, 10.47, 10.48 and 10.49 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(b) Reports on Form 8-K:
    No Reports on Form 8-K were filed during the quarter ended March 31, 1999.
(c) Exhibits:
    The registrant hereby incorporates as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.
(d) Financial Statement Schedules:
    Information required by this Item is included in Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          THE 3DO COMPANY
                                          a Delaware Corporation

                                          By:  /s/  JOHN ADAMS
                                              ----------------------------------
                                               John Adams
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)
                                               (Duly Authorized Officer)


                                          Date:  June 17, 1999

                                THE 3DO COMPANY
                             Report on form 10-K for
                          the year ended March 31, 1999

                               INDEX TO EXHIBITS*



  EXHIBIT                                                                                                      SEQUENTIALLY
  NUMBER                                        EXHIBIT NAME                                                   NUMBERED PAGE
  10.14                               WCWA Loan Agreement between the Registrant and
                                      Merrill Lynch & Co. dated November 3, 1998.
  10.15                               Loan and Security Agreement between the Registrant
                                      and Coast Business Credit dated March 18, 1999.
  21.01                               List of Subsidiaries of the Registrant.
  23.01                               Consent of Independent Auditors.
  24.01                               Power of Attorney.
  27.01                               Financial Data Schedule.


* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.