Form 10-Q
period 1999-06-30
3DO CO
filed 1999-08-16
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1999, the number of outstanding shares of the registrants' common stock was 33,633,181.

                                 THE 3DO COMPANY

                                      INDEX


PART I      FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                        ----
Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1999 and June 30, 1999                                     3

            Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1999             4

            Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1999             5

            Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                   21

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                            21

Item 6.     Exhibits and Reports on Form 8-K                                                                             21

Signatures                                                                                                               22

PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                         THE 3DO COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share data)
                           (unaudited)

                                                                             March 31,              June 30,
                                                                                1999                  1999
                                                                          ------------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  2,256             $  10,415
   Short-term investments                                                           11,595                 2,031
   Accounts receivable, net                                                         20,777                11,835
   Prepaid and other current assets                                                  1,420                 1,482
                                                                          ------------------     -----------------
Total current assets                                                                36,048                25,763

Property and equipment, net                                                          3,320                 4,020
Restricted cash                                                                         --                 2,000
Deposits and other assets                                                            1,120                 1,009
                                                                          ------------------     -----------------

Total assets                                                                      $ 40,488             $  32,792
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  1,859             $   1,223
   Accrued expenses                                                                  6,526                 7,943
   Deferred revenue                                                                    485                   369
   Short-term debt                                                                   9,505                    --
   Other current liabilities                                                         1,998                 1,561
                                                                          ------------------     -----------------
Total current liabilities                                                           20,373                11,096

Long-term debt                                                                          --                 7,888
                                                                          ------------------     -----------------
Total liabilities                                                                   20,373                18,984

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares  authorized;  no shares
     issued                                                                             --                    --
   Common stock, $.01 par value; 50,000 shares authorized; 29,760 and 29,915 shares issued; 25,540 and 25,695 shares
     outstanding, respectively                                                         297                   299
   Additional paid-in capital                                                      161,975               162,453
   Accumulated other comprehensive loss                                               (255)                 (269)
   Accumulated deficit                                                            (127,840)             (134,613)
   Treasury stock, at cost, 4,220 shares                                           (14,062)              (14,062)
                                                                          ------------------     -----------------
Total stockholders' equity                                                          20,115                13,808
                                                                          ------------------     -----------------

Total liabilities and stockholders' equity                                        $ 40,488             $  32,792
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                 Three Months Ended June 30,
                                                                          ----------------------------------------
                                                                                 1998                  1999
                                                                          ------------------     -----------------
Revenues                                                                          $   9,533             $  13,072
Cost of revenues                                                                      2,519                 3,885
                                                                          ------------------     -----------------
Gross profit                                                                          7,014                 9,187

Operating expenses:
   Research and development                                                           5,523                 7,659
   Sales and marketing                                                                1,875                 5,336
   General and administrative                                                         2,488                 2,696
                                                                          ------------------     -----------------
Total operating expenses                                                              9,886                15,691

                                                                          ------------------     -----------------
Operating loss                                                                    $  (2,872)            $  (6,504)

Net interest and other income (expense)                                                 435                 (114)
                                                                          ------------------     -----------------

Loss before income and foreign withholding taxes                                     (2,437)               (6,618)

Income and foreign withholding taxes                                                    130                   155
                                                                          ------------------     -----------------

Net loss                                                                          $  (2,567)            $  (6,773)
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

Basic net loss per share                                                          $   (0.10)            $   (0.26)
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

Diluted net loss per share                                                        $   (0.10)            $   (0.26)
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

Shares used to compute basic net loss per share                                      25,653                25,641
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

Shares used to compute diluted net loss per share                                    25,653                25,641
                                                                          ------------------     -----------------
                                                                          ------------------     -----------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended June 30,
                                                                            ---------------------------------------
                                                                                   1998                  1999
                                                                            ------------------     ----------------
Cash flows from operating activities:
   Net profit (loss)                                                                 $(2,567)               $(6,773)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                                    738                    573
        Deferred revenue                                                                (248)                  (116)
        Changes in operating assets and liabilities:
          Accounts receivable, net                                                    (6,175)                 8,942
          Prepaid and other assets                                                    (1,018)                   (62)
          Accounts payable                                                                 8                   (636)
          Accrued expenses                                                             2,369                  1,417
          Other liabilities                                                           (1,215)                  (423)
                                                                            ------------------     ----------------
Net cash provided by (used in) operating activities                                   (8,108)                 2,922
                                                                            ------------------     ----------------

Cash flows from investing activities:
   Short-term investments, net                                                        (6,189)                 9,552
   Capital expenditures                                                                 (594)                (1,164)
                                                                            ------------------     ----------------
Net cash provided by (used in) investing activities                                   (6,783)                 8,388
                                                                            ------------------     ----------------

Cash flows from financing activities:

   Repayment of short-term debt                                                           --                 (9,505)
   Proceeds from long-term debt                                                           --                  7,888
   Proceeds from issuance of common stock, net                                           599                    480
   Payments on capital lease obligations                                                (264)                   (14)
                                                                            ------------------     ----------------
Net cash provided by (used in) financing activities                                      335                 (1,151)
                                                                            ------------------     ----------------

Net increase (decrease) in cash and cash equivalents                                 (14,556)                10,159

Cash and cash equivalents at beginning of period                                      16,209                  2,256
                                                                            ------------------     ----------------

Cash and cash equivalents at end of period                                           $ 1,653                $12,415
                                                                            ------------------     ----------------
                                                                            ------------------     ----------------

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                                                        $     6                $   236

     See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of June 30, 1999 and for the quarter ended June 30, 1998 and 1999 are unaudited. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results expected for the entire year.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. SOP 97-2 is effective for the Company for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company has adopted SOP 97-2 in the prior fiscal year. However, the effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

In February 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2. The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence (VSOE) of fair value until fiscal years beginning after December 15, 1998.

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

NOTE 3 - NET LOSS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options to purchase common stock using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period presented:

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                          -----------------------------------
                                                                               1998                 1999
                                                                          ---------------      --------------
  Net loss                                                                     $ (2,567)           $ (6,773)
  Shares used to compute basic net loss per share - Weighted-average
      number of common shares outstanding                                        25,653              25,641

  Effect of stock options outstanding using the treasury stock method                --                  --

                                                                          ---------------      --------------
  Shares used to compute diluted net loss per share                              25,653              25,641

  Basic net loss per share                                                     $  (0.10)           $  (0.26)

  Diluted net loss per share                                                   $  (0.10)           $  (0.26)

Options to purchase 8,616,790 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter ended June 30, 1998 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.08 for quarter ended June 30, 1998. Options to purchase 11,542,151 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter ended June 30, 1999 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.45 for the quarter ended June 30, 1999.

FOOTNOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive losses were as follows:

                                                                 THREE MONTHS ENDED
    (in thousand)                                                    JUNE 30,
                                                          -------------------------------
                                                                1998              1999
                                                          ---------------   -------------
    Net loss                                                   $ (2,567)       $ (6,773)

    Unrealized loss on marketable securities                         (3)            (14)
                                                          ---------------   -------------
    Total comprehensive loss                                   $ (2,570)       $ (6,787)
                                                          ---------------   -------------
                                                          ---------------   -------------

In June 1998, the FASB issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137, will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

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

FOOTNOTE 5 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                  ---------------------------------
                                                       1998             1999
                                                  ---------------- ----------------
       Revenues:
         PC                                              $  9,255         $  7,111
         Console                                               --            5,869
         Other                                                278               92
                                                  ---------------- ----------------
       Total revenues                                    $  9,533         $ 13,072
                                                  ---------------- ----------------
                                                  ---------------- ----------------

During the first quarter of fiscal 1999, the Company's five top customers each accounted for approximately 24%, 14%, 13%, 13% and 10%, respectively, of the Company's total revenues. For the three months ended June 30, 1999, the Company's two top customers each accounted for approximately 12% and 11%, respectively.

The Company's export sales, primarily to Japan and the United Kingdom, were approximately $0.9 million and $1.8 million, or 10% and 13% of total revenues for the quarter ended June 30, 1998 and 1999, respectively. The Company's assets are primarily located in its corporate office in the United States.

FOOTNOTE 6 - LINES OF CREDIT

In fiscal 1999, the Company entered into two revolving credit agreements with Coast Business Credit and Merrill Lynch & Co.

The Merrill Lynch credit facility allows the Company to borrow up to $20.0 million or 90% of the cash balances in the pledged collateral bank account at Merrill Lynch. The amount outstanding under this credit facility bears a variable per annum rate of interest equal to the sum of the 30-day commercial paper rate plus 2.10% (7.23% as of June 30 1999). Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This credit agreement will expire on November 30, 2000. As of June 30, 1999, no borrowings were outstanding under this facility.

The Coast Business Credit revolving credit agreement permits the Company to obtain a loan amount of up to $20.0 million, or 60% of qualified accounts receivables, bearing an interest rate equal to Prime Rate plus 2.0% per annum (9.75% as of June 30, 1999) and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company:

         - must achieve 80% of the projected quarterly tangible net worth upon projections acceptable to Coast;

         - must maintain $2,000,000 on deposit at all times in restricted accounts which shall be assigned to and accessible only to Coast; and

         -     must not pay dividends.

As of June 30, 1999, the Company's outstanding loan balance with Coast Business Credit was $7.9 million.

FOOTNOTE 7 - SUBSEQUENT EVENT

In July and August 1999, the Company completed a public offering of 9,085,000 shares of its common stock at $5.44 per share, raising approximately $46.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. The Company expects to use the proceeds from the offering for working capital, product development for next-generation video game platforms, expansion of its operations in Europe and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including personal computers, the Sony PlayStation and Nintendo N64 video game consoles, and the Internet. We are also developing software for the Nintendo Game Boy Color and are planning to develop software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, BattleTanx, Family Game Pack, Heroes of Might and Magic, High Heat Baseball and Might and Magic. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment.

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

Research and development expenses primarily consist of personnel and support costs. Internal development costs of software titles are expensed as incurred and included in research and development expenses.

Sales and marketing expenses primarily consist of advertising and retail marketing support, sales commissions, sales and marketing personnel costs and other costs.

General and administration expenses principally consist of administrative expenses related to finance, accounting, legal, operations, information technology, customer service and other associated costs.

We expect to continue to incur substantial expenditures to develop our business in the future. We expect that our operating results will fluctuate as a result of a wide variety of factors, including the factors described in "Risk Factors".

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q.

These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q. Such forward-looking statements include statements as to, among others:

         - our expectations regarding the timing of the introduction of some new products;

         - our expectations regarding the decrease in average selling prices;

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

         -     our expectations regarding operating results and expenses;

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased by $3.5 million, or 37%, to $13.1 million for the quarter ended June 30, 1999 from $9.5 million for the same quarter fiscal 1999. This increase was due primarily to the increase in licensing revenue as we expanded our international presence, as well as strong demands for our titles for Sony PlayStation and Nintendo N64 platforms. Sales of interactive entertainment software for the personal computer comprised 54% of revenues in the quarter ended June 30, 1999. Sales of titles for video game console platforms comprised 45% of revenue and sales of other products comprised 1% of revenue. Sales of interactive entertainment software for personal computer comprised 97% of revenues and sales of other products comprised of 3% of revenues for the quarter ended June 30, 1998. We had no revenue from sales of titles for video game console platforms for the quarter ended June 30, 1998.

COST OF REVENUES. Cost of revenues increased by $1.4 million, or 54%, to $3.9 million for the three months ended June 30, 1999 from $2.5 million for the three months ended June 30, 1998. This increase was primarily due to the increased number of software titles published and distributed in fiscal 2000 compared with fiscal 1999, and higher cost of goods associated with the Nintendo N64 and the Sony PlayStation products.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.2 million, or 39%, to $7.7 million for the current quarter from $5.5 million for same quarter prior year. This increase was principally due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for video game console systems in addition to the personal computer.

SALES AND MARKETING. Sales and marketing expenses increased from $1.9 million for the three months ended June 30, 1998 to $5.3 million for the three months ended June 30, 1999. The increase of $3.5 million, or 185%, was primarily due to our increased marketing expenses for new product releases. In addition, we also incurred substantial marketing expenditures for our television ad campaign for High Heat Baseball and Army
Men 3D for the Sony PlayStation in the current quarter. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.2 million, or 8%, to $2.7 million for the three months ended June 30, 1999, from $2.5 million for the same prior period. The increase was attributable to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation and Nintendo N64 platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME. Net interest and other income decreased by $0.5 million from an income of $0.4 million for the quarter ended June 30, 1998 to an expense of $0.1 for the quarter ended June 30, 1999. The decrease in net interest and other income was primarily due to the interest expense incurred on the line of credit with Coast Business Credit in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $14.4 million at June 30, 1999 and $13.9 million at March 31, 1999. This decrease was due primarily due to cash used in operations of $14.2 million, capital expenditures of $1.1 million and inventory purchased of $3.8 million, offset by net cash received from operations of $19.7 million.

In fiscal 1999, we entered into two line of credit agreements. Our agreement with Coast Business Credit allows us to borrow up to $20.0 million or 60% of qualified accounts receivable. Borrowings under this line of credit bear interest at a rate of prime plus 2.0% (9.75% as of June 30, 1999). This line of credit expires in March 2002. Our agreement with Coast Business Credit contains financial covenants. See note 6 of the notes to condensed consolidated financial statements. As of June 30, 1999, our outstanding loan balance under this facility was $7.9 million. Our agreement with Merrill Lynch & Co. allows us to borrow up to $20.0 million or 90% of the cash balance in the pledged collateral account. Borrowings under this line of credit bear interest at a rate of the 30-day commercial paper rate plus 2.10% (7.23% as of June 30, 1999). This line of credit expires in November 2000. As of June 30, 1999, no borrowings were outstanding under this facility.

In July and August 1999, we completed a public offering of our common stock, raising approximately $46.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash from operations, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We expect to incur negative cash flows for the remainder of this fiscal 2000, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the second half of this fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2000 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. We anticipate that the net proceeds of the secondary offering of our common stock, cash from operations, and available borrowings under our credit facilities should be sufficient to fund our activities for at least the next 12 months. We cannot be certain that additional capital will not be required in fiscal 2000 because cash flows will be affected by the rate at which we release products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of our products. The level of financing required beyond fiscal 2000 will depend on these and other factors. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

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

Phase 1 (Inventory) involves a comprehensive inventory of systems, software, and business relationships. We have substantially completed inventorying and analyzing our remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take corrective action based on the results of analysis. We have inventoried a representative sample of our desktop hardware and software and consider this phase essentially complete. An automated final sweep of all desktop hardware and software is scheduled during August 1999. This final sweep is a new portion of this Phase, added to ensure completeness.

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

As of June 30, 1999, our overall progress by phase was as follows:


                                                             PERCENTAGE COMPLETED          EXPECTED
                                    PHASE                     AS OF JUNE 30, 1999       COMPLETION DATE
                        ----------------------------    ----------------------------- -------------------
                        Phase 1 - Inventory                        98%                      August 1999
                        Phase 2 - Risk Assessment                  85%                      September 1999
                        Phase 3 - Remediation Planning             40%                      September 1999
                        Phase 4 - Remediation                      15%                      October 1999

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

In several cases, our business with our customers and suppliers is conducted through the use of EDI systems. In each case where EDI is used, we are in the process of conducting electronic testing with these businesses. We expect that this electronic testing will be completed by September 1999.

Due to the nature of our products, many of them contain no date-related processing. Therefore, many of them should not be affected by the Year 2000 date change. However, our Year 2000 working group is in the process of developing tests for all of our significant products to determine the effects of the Year 2000 change. We have developed tests for these products and expect to complete testing of all of our current products by September 1999. While we expect to find few date-related issues with our products, we have not fully identified such impact and may or may not incur expenses related to the remediation of Year 2000 problems in our existing products.

COST
                                      12

We expect to incur costs during the next two quarters related to the planning and remediation described above. Our current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on our results of operations or financial position in any quarter. However, we are not certain that we have fully identified such impact or whether we can resolve it without disruption of our business or incurring significant expense. We have incurred approximately $0.5 million in expenditures to date related to the Year 2000 issue.

RISKS AND UNCERTAINTIES

If we fail to find and correct a significant Year 2000 issue, our normal business operations could be interrupted. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans for certain internal systems, by the end of the second quarter of fiscal 2000. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, our results of operations or financial condition could be adversely affected. Our risks include the following:

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

CONTINGENCY PLANS

We expect to develop contingency plans for key internal systems and critical business partners by the end of the second quarter of fiscal 2000. This contingency planning includes identifying additional vendors who could provide similar goods and services on short notice. We expect these plans to reduce the risk of interruption, delay or failure of key processes required for business operations. However, failure of such plans remains a possibility and could have a materially adverse impact on our results of operations or financial condition.

The statements regarding year 2000 issues above and in "Risk Factors--The
Year 2000 risk may adversely affect us" are "Year 2000 readiness disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The protection of this Act does not apply to federal securities fraud actions.

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has introduced its Dreamcast system in Japan and expects to introduce it in the United States and Europe in late 1999. We recently entered into an agreement with UBI Soft Entertainment under which UBI Soft will adapt Heroes of Might and Magic III for the DreamCast System. We cannot be certain that this product will be released on schedule or at all. Sony has recently announced the development of the next generation of the PlayStation. Nintendo has stated that it is in the process of developing a new video game platform. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

Sales to our five largest customers accounted for approximately 74% of our revenues for the quarter ended June 30, 1998 and 45% of our revenues for the quarter ended June 30, 1999. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of our relationships with principal customers or a decline in sales to any principal customer could harm our business.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $1.7 million for the quarter ended June 30, 1999. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

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

The license with Sony covering the United States terminates in September 2001 and the license with Nintendo terminates in May 2001. Our license with Sony covering many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. We are currently negotiating with Nintendo to renew and expand the scope of the Nintendo licenses. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software developed for these platforms and our business would be seriously harmed.

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

Legislation is currently pending at both the federal and state level in the United States to establish mandatory video game rating systems. Mandatory government imposed interactive entertainment software products rating systems eventually may be adopted in many countries, including the United States. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur and publishers may be required to modify or remove products from the market. However, we are unable to predict what effect, if any, such rating systems would have on our business.

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

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

In July and August 1999, we completed a public offering our common stock, raising approximately $46.2 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash from operations, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in this offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 1999:


                                                      Average
              Short-term investments(1)            Interest Rate            Cost               Fair Value
                                                  ----------------    -----------------     -----------------
              Fixed rate                                  5.62%           $   1,993             $   2,031

              (1) See definition in Note A to our Consolidated Financial
                  Statements.

The aggregate fair value of the our investment in short-term investments as of June 30, 1999, by contractual maturity date, consisted of the following:

                                                                                       AGGREGATE FAIR
                                                                                            VALUE
                                                                                            -----
                                                                                        (in thousands)

      Due in one to three years.......................................................         $ 2,031


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits have been filed with this report:

          27.01   Financial Data Schedule

      (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE 3DO COMPANY

Dated:  August 13, 1999               /S/  JOHN ADAMS
                                      ------------------------------------------
                                      John Adams
                                      Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)
                                      (Duly authorized officer)