Form 10-Q
period 1999-09-30
3DO CO
filed 1999-11-12
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999, the number of outstanding shares of the registrants' common stock was 35,554,987.

                                                  THE 3DO COMPANY

                                                       INDEX

PART I            FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                              ----
Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1999 and September 30, 1999                                3

                  Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1998         4
                  and 1999

                  Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1998 and 1999          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   21

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                            22

Item 6.           Exhibits and Reports on Form 8-K                                                                             22

Signatures                                                                                                                     23


        PART I        FINANCIAL INFORMATION

        ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                                                  THE 3DO COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per share data)
                                                    (unaudited)

                                                                                           March 31,        September 30,
                                                                                             1999               1999
                                                                                       ----------------   -----------------
        ASSETS
        Current assets:
           Cash and cash equivalents                                                         $ 2,256            $ 27,987
           Short-term investments                                                             11,595                  --
           Accounts receivable, net of allowances of $4,017 and $5,463, respectively          20,777              20,081
           Inventory                                                                             874               4,318
           Prepaid and other current assets                                                      546               5,277
                                                                                      ----------------   -----------------
        Total current assets                                                                  36,048              57,663

        Property and equipment, net                                                            3,320               4,421
        Restricted cash                                                                           --               8,055
        Deposits and other assets                                                              1,120                 919
                                                                                      ----------------   -----------------

        Total assets                                                                        $ 40,488            $ 71,058
                                                                                      ================   =================


        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accounts payable                                                                  $ 1,859            $    760
           Accrued expenses                                                                    6,526              11,454
           Deferred revenue                                                                      485                 586
           Short-term debt                                                                     9,505                  67
           Other current liabilities                                                           1,998               1,530
                                                                                      ----------------   -----------------
        Total current liabilities                                                             20,373              14,397

                                                                                      ----------------   -----------------
        Total liabilities                                                                     20,373              14,397

        Stockholders' equity:
           Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued             --                  --
           Common stock, $.01 par value; 125,000,000 shares authorized; 29,760 and 39,756 shares issued; 25,540 and 35,536 shares outstanding,
             respectively                                                                        297                 397
           Additional paid-in capital                                                        161,975             211,025
           Accumulated other comprehensive loss                                                 (255)               (163)
           Accumulated deficit                                                              (127,840)           (140,536)
           Treasury stock, at cost, 4,220 shares                                             (14,062)            (14,062)
                                                                                      ----------------   -----------------
        Total stockholders' equity                                                            20,115              56,661
                                                                                      ----------------   -----------------


        Total liabilities and stockholders' equity                                          $ 40,488            $ 71,058
                                                                                      ================   =================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended               Six Months Ended
                                                                      September 30,                   September 30,
                                                            -------------------------------   ----------------------------
                                                                 1998            1999             1998           1999
                                                            ---------------  --------------   -------------  -------------
        Revenues                                                  $  5,024        $ 20,705        $ 14,558       $ 33,777
        Cost of revenues                                             2,043           8,701           4,563         12,586
                                                            ---------------  --------------   -------------  -------------
        Gross profit                                                 2,981          12,004           9,995         21,191

        Operating expenses:
           Research and development                                  6,051           9,302          11,574         16,960
           Sales and marketing                                       2,476           5,511           4,352         10,848
           General and administrative                                2,267           3,052           4,755          5,748
                                                            ---------------  --------------   -------------  -------------
        Total operating expenses                                    10,794          17,865          20,681         33,556

                                                            ---------------  --------------   -------------  -------------
        Operating loss                                            $ (7,813)       $ (5,861)       $(10,686)      $(12,365)

        Net interest and other income (expense)                        377             105             813             (9)
                                                            ---------------  --------------   -------------  -------------

        Loss before income and foreign withholding taxes            (7,436)         (5,756)         (9,873)       (12,374)

        Income and foreign withholding taxes                            57             167             187            322
                                                            ---------------  --------------   -------------  -------------


        Net loss                                                 $  (7,493)       $ (5,923)       $(10,060)      $(12,696)
                                                            ===============  ==============   =============  =============

        Basic net loss per share                                 $   (0.29)       $  (0.18)       $  (0.39)      $  (0.44)
                                                            ===============  ==============   =============  =============

        Diluted net loss per share                               $   (0.29)       $  (0.18)       $  (0.39)      $  (0.44)
                                                            ===============  ==============   =============  =============

        Shares used to compute basic net loss per share             25,865          32,349          25,759         28,995
                                                            ===============  ==============   =============  =============

        Shares used to compute diluted net loss per share           25,865          32,349          25,759         28,995
                                                            ===============  ==============   =============  =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                                THE 3DO COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (unaudited)

                                                                                        Six Months Ended September 30,
                                                                                   ---------------------------------------
                                                                                          1998                  1999
                                                                                   ------------------     ----------------
       Cash flows from operating activities:
          Net profit (loss)                                                              $ (10,060)           $ (12,696)
            Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
               Depreciation and amortization                                                 1,494                1,186
               Deferred revenue                                                               (133)                 101
               Changes in operating assets and liabilities:
                 Accounts receivable, net                                                   (2,753)                 696
                 Prepaid and other assets                                                      963               (4,754)
                 Inventory                                                                    (446)              (3,444)
                 Accounts payable                                                              226               (1,099)
                 Accrued expenses                                                            1,815                4,928
                 Other liabilities                                                          (1,270)                (443)
                                                                                   ------------------     ----------------
       Net cash used in operating activities                                               (10,164)             (15,525)
                                                                                   ------------------     ----------------

       Cash flows from investing activities:
          Short-term investments, net                                                       (1,494)              11,621
          Capital expenditures                                                              (1,274)              (2,064)
                                                                                   ------------------     ----------------
       Net cash provided by (used in) investing activities                                  (2,768)               9,557
                                                                                   ------------------     ----------------

       Cash flows from financing activities:

          Restricted Cash                                                                       --               (8,055)
          Repayment of short-term debt                                                          --               (9,438)
          Proceeds from secondary offering, net                                                 --               46,403
          Proceeds from issuance of common stock, net                                        1,008                2,747
          Payments on capital lease obligations                                               (276)                 (25)
                                                                                   ------------------     ----------------
       Net cash provided by financing activities                                               732               31,632
                                                                                   ------------------     ----------------

       Effect of exchange rate on cash                                                          --                   67
                                                                                   ------------------     ----------------

       Net increase (decrease) in cash and cash equivalents                                (12,200)              25,731

       Cash and cash equivalents at beginning of period                                     16,209                2,256
                                                                                   ------------------     ----------------

       Cash and cash equivalents at end of period                                          $ 4,009             $ 27,987
                                                                                   ==================     ================

       Supplemental cash flow information:
          Cash paid during the period for:
             Interest                                                                      $     8             $    468

     See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of September 30, 1999 and for the quarter and six months ended September 30, 1998 and 1999 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the quarter and six months ended September 30, 1999 are not necessarily indicative of the results expected for the entire year.

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

In December 1998, AcSEC issued SOP 98-9 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP-98-9 did not have a material impact on the Company.

NOTE 3 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options to purchase common stock using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                     Three Months Ended             Six Months Ended
                                                                        September 30,                 September 30,
                                                                 -------------------------    ---------------------------
                                                                     1998          1999           1998           1999
                                                                 -----------    ----------    ------------   ------------
  Net loss                                                         $ (7,493)     $ (5,923)      $ (10,060)     $ (12,696)
  Shares  used to  compute  basic net loss per share - Weighted
      average number of common shares outstanding                    25,865        32,349          25,759         28,995

  Effect of stock options outstanding using the treasury
      stock method                                                       --            --              --             --
                                                                 -----------    ----------    ------------   ------------

  Shares used to compute diluted net loss per share                  25,865        32,349          25,759         28,995

  Basic net loss per share                                          $ (0.29)      $ (0.18)        $ (0.39)       $ (0.44)

  Diluted net loss per share                                        $ (0.29)      $ (0.18)        $ (0.39)       $ (0.44)


Options to purchase 9,786,808 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and six months ended September 30, 1998 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.12 for quarter and six months ended September 30, 1998. Options to purchase 13,139,005 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and six months ended September 30, 1999 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.11 for the quarter and six months ended September 30, 1999.

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

                                                                 Three Months Ended              Six Months Ended
                                                                    September 30,                  September30,
                                                            ----------------------------   ----------------------------
                                                                 1998           1999           1998            1999
                                                            -------------   ------------   ------------    ------------
    Net loss                                                   $ (7,493)      $ (5,923)     $ (10,060)       $(12,696)

    Change in cumulative translation adjustment                       --            67             --              67

    Change in unrealized loss on marketable securities              108             38            103              25
                                                            -------------   ------------   ------------    ------------

    Total comprehensive loss                                   $ (7,385)      $ (5,818)      $ (9,957)       $(12,604)
                                                            =============   ============   ============    ============

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

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP No.
98-1 did not have a material impact on the results of operations or financial condition.

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ------------------------------  -----------------------------
                                                     1998            1999            1998           1999
                                                 -------------- ---------------  -------------- --------------
       Revenues:
         PC                                           $  2,666        $  4,363        $ 11,921       $ 11,473
         Console                                         1,981          16,242           1,981         22,111
         Other                                             377             100             656            193
                                                 -------------- ---------------  -------------- --------------
       Total revenues                                 $  5,024        $ 20,705        $ 14,558       $ 33,777
                                                 ============== ===============  ============== ==============

During the quarter ended September 30, 1998, the Company's three top customers each accounted for 10% or higher of the Company's total revenues compared to two customers for the quarter ended September 30, 1999. For the six months ended September 30, 1998, the Company's five top customers each accounted for 10% or higher of the Company's total revenues compared to one customer for the six months ended September 30, 1999.

The Company's export sales, primarily to Japan and the United Kingdom, were approximately $0.6 million and $2.0 million, or 12% and 10% of total revenues for the quarter ended September 30, 1998 and 1999, compared to approximately $1.6 million and $3.8 million, or 11% of total revenues for the six months ended September 30, 1998 and 1999, respectively. The Company's assets are primarily located in its corporate office in the United States.

FOOTNOTE 6 - LINES OF CREDIT

In fiscal 1999, the Company entered into two revolving credit agreements with Coast Business Credit and Merrill Lynch & Co.

The Merrill Lynch credit facility allows the Company to borrow up to $20.0 million or 90% of the cash balances in the pledged collateral bank account at Merrill Lynch. The amount outstanding under this credit facility bears a variable per annum rate of interest equal to the sum of the 30-day commercial paper rate plus 2.10% (7.50% as of September 30, 1999). Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This credit agreement will expire on November 30, 2000. As of September 30, 1999, no borrowings were outstanding under this facility.

The Coast Business Credit revolving credit agreement permits the Company to obtain a loan amount of up to $20.0 million, or 60% of qualified accounts receivables, bearing an interest rate equal to Prime Rate plus 2.0% per annum (10.25% as of September 30, 1999) and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company:

         - must achieve 80% of the projected quarterly tangible net worth upon projections acceptable to Coast;

         - must maintain $2,000,000 on deposit at all times in restricted accounts which shall be assigned to and accessible only to Coast; and

         -    must not pay dividends.

As of September 30, 1999, the Company's outstanding loan balance with Coast Business Credit was $0.1 million.

FOOTNOTE 7 - RESTRICTED CASH

As of September 30, 1999, the Company has approximately $8.1 million in restricted cash. The restricted cash balance consisted of $2.0 million in government securities, which as part of the Coast revolving credit agreement provisions, the Company must maintain on deposit at all time in restricted accounts which shall be assigned to and accessible only by Coast. The remaining $6.1 million was in short term investments and was collateralized against the letter of credit for a long term lease for a new office facility that the Company entered into with Cornerstone Properties, Inc. in September 1999.

FOOTNOTE 8 - SECONDARY PUBLIC OFFERING

In August, 1999, the Company completed a public offering of 9,085,000 shares of its common stock at $5.44 per share, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. The Company expects to use the proceeds from the offering for working capital, product development for next-generation video game platforms, expansion of its operations in Europe and other general corporate purposes.

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

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form -10-Q.

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

         - our expectations regarding the use of the proceeds of the secondary offering;

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased by $15.7 million, or 312% and $19.2 million, or 132% for the three and six months ended September 30, 1999, respectively. This increase was due primarily to the increase in licensing revenue as we expanded our international presence, as well as strong demands for our titles for Sony PlayStation and Nintendo N64 platforms. Sales of interactive entertainment software for the personal computer, video game console platforms and other products comprised 21%, 78% and 1% for the quarter ended September 30, 1999 compared to 53%, 39% and 8% for the quarter ended September 30, 1998, respectively. For the six months ended September 30, 1999, sales of interactive entertainment software for personal computer, video game console platforms and other products comprised 34%, 65% and 1%, compared to 82%, 14% and 4%, respectively, for the same period last year. The change in product mix was due primarily to the expansion of our product lines to the console platforms.

COST OF REVENUES. Cost of revenues increased by $6.7 million, or 326%, and $8.0 million, or 176% for the quarter and six months ended September 30, 1999, respectively. This increase was primarily due to the increased number of software titles published and distributed in fiscal 2000 compared with fiscal 1999, and higher cost of goods associated with the Nintendo N64 and the Sony PlayStation products.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $3.2 million, or 54%, and $5.3 million, or 47% to $9.3 million and $17.0 million for the three and six months ended September 30, 1999 from $6.1 million and $11.6 million for same periods in the prior year. This increase was attributable to higher on-going development expenses as we continued to expand our product development efforts beyond the personal computer to video game console systems.

SALES AND MARKETING. Sales and marketing expenses increased by $3.0 million, or 123%, and $6.5 million, or 149% to $5.5 million and $10.8 million for the three and six months ended September 30, 1999 from $2.5 million and $4.4 million for the three and six months ended September 30, 1998. The increase was primarily due to our increased marketing expenses for new product releases. In addition, we also incurred substantial marketing expenditures for our television ad campaign for High Heat Baseball and Army Men 3D for the Sony PlayStation in the current fiscal year. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.8 million, or 35%, and $1.0 million, or 21% to $3.1 million and $5.7 million for the three and six months ended September 30, 1999 from $2.3 million and $4.8 million for the same prior periods. The increase was attributable to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Nintendo N64 and Nintendo Game Boy platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME. Net interest and other income decreased by $0.3 million, or 72%, and $0.8 million, or 101% for the three and six month ended September 30, 1999 compared to the prior comparable periods. The decrease in net interest and other income was primarily due to the interest expense incurred on the line of credit with Coast Business Credit, offset by interest income earned from proceeds from the secondary offering.

INVENTORY. Inventory balance increased by $3.4 million from $0.9 million at March 31, 1999 to $4.3 million at September 30, 1999. The increase was primarily due to inventory purchase for products released in September and October 1999, including Army Men Sarge's (N64), BattleTanx Global Assault (N64) and Army Men Toy in Space (PC).

ACCRUED EXPENSES. Accrued expense balance increased by $4.9 million from $6.5 million at March 31, 1999 to $11.5 million at September 30, 1999. The increase was attributable to greater overall expenses including market development fund, payroll, freight, product fulfillment expense and inventory payable as the Company continues to expand its operations and increase its product releases.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $30.0 million at September 30, 1999 and $13.9 million at March 31, 1999. The increase was primarily due to the $46.4 million net cash receipt from the secondary offering, offset by inventory purchase of $17.6 million, Capital Expenditure of $2.1 million and other cash used in operations.

In fiscal 1999, we entered into two line of credit agreements. Our agreement with Coast Business Credit allows us to borrow up to $20.0 million or 60% of qualified accounts receivable. Borrowings under this line of credit bear interest at a rate of prime plus 2.0% (10.25% as of September 30, 1999). This line of credit expires in March 2002. Our agreement with Coast Business Credit contains financial covenants. See note 6 of the notes to condensed consolidated financial statements. As of September 30, 1999, our outstanding loan balance under this facility was $0.1 million. Our agreement with Merrill Lynch & Co. allows us to borrow up to $20.0 million or 90% of the cash balance in the pledged collateral account. Borrowings under this line of credit bear interest at a rate of the 30-day commercial paper rate plus 2.10% (7.50% as of September 30, 1999). This line of credit expires in November 2000. As of September 30, 1999, no borrowings were outstanding under this facility.

In August 1999, we completed a public offering of our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash receipts from sales of products, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We expect to incur negative cash flows for the remainder of this fiscal 2000, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the second half of this fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2000 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. We cannot be certain that additional capital will not be required in fiscal 2000 because cash flows will be affected by the rate at which we release products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of our products. The level of financing required beyond fiscal 2000 will depend on these and other factors. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

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

Phase 1 (Inventory) involves a comprehensive inventory of systems, software, and business relationships. We have completed inventorying and analyzing our remaining centralized computer and embedded systems to identify any potential Year 2000 issues and will take corrective action based on the results of analysis. We have inventoried a representative sample of our desktop hardware and software and consider this phase complete. In addition, an automated final sweep of all desktop hardware and software was completed in September 1999. This final sweep is a new portion of this Phase, added to ensure completeness.

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

As of September 30, 1999, our overall progress by phase was as follows:

                                                             PERCENTAGE COMPLETED            EXPECTED
                                    PHASE                  AS OF SEPTEMBER 30, 1999       COMPLETION DATE
                        ----------------------------    ----------------------------- ---------------------

                        Phase 1 - Inventory                       100%                     August 1999
                        Phase 2 - Risk Assessment                 100%                     September 1999
                        Phase 3 - Remediation Planning             90%                     November 1999
                        Phase 4 - Remediation                      85%                     November 1999

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

In several cases, our business with our customers and suppliers is conducted through the use of EDI systems. In each case where EDI is used, we are in the process of conducting electronic testing with these businesses. We expect that this electronic testing will be completed by November 1999.

Due to the nature of our products, many of them contain no date-related processing. Therefore, many of them should not be affected by the Year 2000 date change. However, our Year 2000 working group has developed tests for all of our significant products to determine the effects of the Year 2000 change. We have developed tests for these products and completed testing of all of our current products in September 1999.

COST

We expect to incur costs during the next quarter related to the planning and remediation described above. Our current estimate (including the Year 2000 issues identified to date) is that the costs associated with the Year 2000 issue should not have a material adverse effect on our results of operations or financial position in any quarter. However, we are not certain that we have fully identified such impact or whether we can resolve it without disruption of our business or incurring significant expense. We have incurred approximately $0.6 million in expenditures to date related to the Year 2000 issue.

RISKS AND UNCERTAINTIES

If we fail to find and correct a significant Year 2000 issue, our normal business operations could be interrupted. We have substantially completed remediation and validation of our internal systems, as well as developing contingency plans for certain internal systems. However, if implementation of replacement upgraded systems or software is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, our results of operations or financial condition could be adversely affected. Our risks include the following:

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

CONTINGENCY PLANS

We expect to complete contingency plans for key internal systems and critical business partners by the end of November 1999. This contingency planning includes identifying additional vendors who could provide similar goods and services on short notice. We expect these plans to reduce the risk of interruption, delay or failure of key processes required for business operations. However, failure of such plans remains a possibility and could have a materially adverse impact on our results of operations or financial condition.

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has recently introduced its Dreamcast system worldwide, which has received very positive responses from both retailers and consumers. We recently entered into an agreement with UBI Soft Entertainment under which UBI Soft will adapt Heroes of Might and Magic III for the Dreamcast System. We cannot be certain that this product will be released on schedule or at all. Sony has announced the development of the next generation of the PlayStation. Nintendo has stated that it is in the process of developing a new video game platform. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

During the quarter ended September 30, 1998, our three top customers each accounted for 10% or higher of the Company's total revenues compared to two customers for the quarter ended September 30, 1999. For the six months ended September 30, 1998, our five top customers each accounted for 10% or higher of the Company's total revenues compared to one customer for the six months ended September 30, 1999. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of our relationships with principal customers or a decline in sales to any principal customer could harm our business.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $4.8 million for the six months ended September 30, 1999. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

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

THE YEAR 2000 RISK MAY ADVERSELY AFFECT US.

The inability of many existing computers to recognize and properly process data as the Year 2000 approaches may cause many computer software applications to fail or reach erroneous results. Any failure by us, our third-party suppliers or customers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our business operations. We are in the process of completing our Year 2000 contingency plan.

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

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

In August 1999, we completed a public offering our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash from operations, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in this offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents, short-term investments and restricted cash as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at September 30, 1999:

                                                      Average
              Restricted Cash(1)                   Interest Rate           Cost                Fair Value
                                                  ---------------    -----------------     -----------------
              Fixed rate                                  5.30%           $   8,055             $   8,055

(1)      See definition in Note 7 to our Consolidated Financial Statements.

The aggregate fair value of our restricted cash as of September 30, 1999, by contractual maturity date, consisted of the following:

                                                                                       AGGREGATE FAIR
                                                                                            VALUE
                                                                                       (in thousands)
      Due in one year or less.........................................................     $ 6,172
      Due in one to three years.......................................................     $ 1,983

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

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     Not applicable with respect to the current reporting period.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable with respect to the current reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 22, 1999, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected William A. Hall as a director of the Company; approved an increase in the authorized number of shares of Common Stock from 50,000,000 to 125,000,000 in order to accommodate future general corporate purposes including potential acquisitions and financings, approved an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 7,900,000 shares in order to replenish shares previously approved by stockholders for issuance under the plan that were reallocated and issued in connection with 3DO's public stock offering in August 1999; and confirmed the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 2000. The voting on each matter is set forth below.

1. Votes cast for the election of William A. Hall as a member of the Company's Board of Directors:

      Nominee             Votes for Nominee        Votes Withheld from Nominee
--------------------  ------------------------   -------------------------------
  William A. Hall            24,515,684                      833,866

2. Votes cast for approval of an increase in the authorized number of shares of Common Stock from 50,000,000 to 125,000,000 in order to accommodate future general corporate purposes including potential acquisitions and financings.

   FOR             Against           Abstain          Broker Non-Vote
----------     ---------------    ------------    -----------------------
23,295,645        2,012,072          41,833                 N/A

3. Votes cast for approval of an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 7,900,000 shares in order to replenish shares previously approved by stockholders for issuance under the plan that were reallocated and issued in connection with 3DO's public stock offering in August 1999:

   FOR             Against           Abstain          Broker Non-Vote
----------     ---------------    ------------    -----------------------
 9,557,799        5,161,401           58,703            10,576,647

4. Votes cast to confirm the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 2000

   FOR             Against           Abstain          Broker Non-Vote
----------     ---------------    ------------    -----------------------
25,257,833         55,953            35,764                N/A

ITEM 5.   OTHER INFORMATION.

Not applicable with respect to the current reporting period.

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

                                              THE 3DO COMPANY

Dated:  November 12, 1999                     /s/  JOHN ADAMS
                                              ---------------------------------
                                              John Adams
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)
                                              (Duly authorized officer)