Form 10-Q
period 1999-12-31
3DO CO
filed 2000-02-14
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2000, the number of outstanding shares of the registrants' common stock was 35,756,171.

                                 THE 3DO COMPANY

                                      INDEX

PART I            FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                              ----

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1999                                 3

                  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 1998
                  and 1999                                                                                                      4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and 1999          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   21

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                            21

Item 6.           Exhibits and Reports on Form 8-K                                                                             21

Signatures                                                                                                                     22

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                   (unaudited)

                                                                                   March 31,        December 31,
                                                                                      1999               1999
                                                                              ----------------   -----------------
ASSETS
Current assets:

   Cash and cash equivalents                                                         $ 2,256            $ 40,559
   Short-term investments                                                             11,595                  --
   Accounts receivable, net of allowances of $4,017 and $9,223, respectively          20,777              33,240
   Inventory                                                                             874               3,173
   Prepaid and other current assets                                                      546               3,015
                                                                              ----------------   -----------------

Total current assets                                                                  36,048              79,987

Property and equipment, net                                                            3,320               5,153
Restricted cash                                                                           --               8,081
Deposits and other assets                                                              1,120                 813
                                                                              ----------------   -----------------


Total assets                                                                        $ 40,488            $ 94,034
                                                                              ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                  $ 1,859            $  1,014
   Accrued expenses                                                                    6,526              13,087
   Deferred revenue                                                                      485                 179
   Short-term debt                                                                     9,505              19,800
   Other current liabilities                                                           1,998               1,522
                                                                              ----------------   -----------------
Total current liabilities                                                             20,373              35,602

                                                                              ----------------   -----------------
Total liabilities                                                                     20,373              35,602

Stockholders' equity:

   Preferred  stock,  $.01 par value,  5,000  shares  authorized;  no shares
     issued                                                                               --                  --
   Common  stock,  $.01 par value;  125,000  shares  authorized;  29,760 and
     39,920   shares   issued;   25,540  and  35,700   shares   outstanding,
     respectively                                                                        297                 399
   Additional paid-in capital                                                        161,975             211,484
   Accumulated other comprehensive loss                                                 (255)               (263)
   Accumulated deficit                                                              (127,840)           (139,126)
   Treasury stock, at cost, 4,220 shares                                             (14,062)            (14,062)
                                                                              ----------------   -----------------
Total stockholders' equity                                                            20,115              58,432
                                                                              ----------------   -----------------

Total liabilities and stockholders' equity                                          $ 40,488            $ 94,034
                                                                              ================   =================



        See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                      December 31,                    December 31,
                                                            -------------------------------   ----------------------------
                                                                 1998            1999             1998           1999
                                                            ---------------  --------------   -------------  -------------
        Revenues                                                 $  10,271        $ 41,157        $ 24,829       $ 74,935
        Cost of revenues                                             3,624          14,360           8,187         26,946
                                                            ---------------  --------------   -------------  -------------
        Gross profit                                                 6,647          26,797          16,642         47,989

        Operating expenses:

           Research and development                                  7,365           9,341          18,939         26,301
           Sales and marketing                                       2,981          12,478           7,333         23,326
           General and administrative                                2,256           3,652           7,011          9,401
                                                            ---------------  --------------   -------------  -------------
        Total operating expenses                                    12,602          25,471          33,283         59,028

                                                            ---------------  --------------   -------------  -------------
        Operating income (loss)                                     (5,955)          1,326         (16,641)       (11,039)

        Net interest and other income                                  323             202           1,136            193
                                                            ---------------  --------------   -------------  -------------

        Income (loss) before income and foreign
        withholding taxes                                           (5,632)          1,528         (15,505)       (10,846)

        Income and foreign withholding taxes                            27             119             214            441
                                                            ---------------  --------------   -------------  -------------

        Net income (loss)                                         $ (5,659)        $ 1,409        $(15,719)      $(11,287)
                                                            ===============  ==============   =============  =============

        Basic net income (loss) per share                          $ (0.22)         $ 0.04         $ (0.61)       $ (0.36)
                                                            ===============  ==============   =============  =============

        Diluted net income (loss) per share                        $ (0.22)         $ 0.03         $ (0.61)       $ (0.36)
                                                            ===============  ==============   =============  =============

        Shares used to compute  basic net income (loss) per
        share                                                       25,496          35,632          25,671         31,207
                                                            ===============  ==============   =============  =============

        Shares used to compute  diluted  net income  (loss)
        per share                                                   25,496          42,638          25,671         31,207
                                                            ===============  ==============   =============  =============

        See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Nine Months Ended December 31,
                                                                                   ---------------------------------------
                                                                                         1998                  1999
                                                                                   ------------------     ----------------
       Cash flows from operating activities:

          Net profit (loss)                                                               $ (15,719)           $ (11,287)
            Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
               Depreciation and amortization                                                  2,257                1,994
               Deferred revenue                                                                 344                 (306)
               Changes in operating assets and liabilities:

                 Accounts receivable, net                                                    (8,077)             (12,463)
                 Prepaid and other assets                                                       (92)              (2,498)
                 Inventory                                                                   (1,674)              (2,299)
                 Accounts payable                                                             1,195                 (845)
                 Accrued expenses                                                             3,345                6,561
                 Other liabilities                                                           (1,120)                (476)
                                                                                   ------------------     ----------------
       Net cash used in operating activities                                                (19,541)             (21,619)
                                                                                   ------------------     ----------------

       Cash flows from investing activities:

          Short-term investments, net                                                         7,526               11,558
          Capital expenditures                                                               (1,761)              (3,491)
                                                                                   ------------------     ----------------
       Net cash provided by investing activities                                              5,765                8,067
                                                                                   ------------------     ----------------

       Cash flows from financing activities:

          Restricted Cash                                                                        --               (8,081)
          Repayment of short-term debt                                                           --               10,295
          Proceeds from secondary offering, net                                                  --               46,403
          Repurchase of 3DO shares                                                           (1,952)                 --
          Proceeds from issuance of common stock, net                                         1,001                3,207
          Payments on capital lease obligations                                                (289)                 --
                                                                                   ------------------     ----------------
       Net cash provided by (used in) financing activities                                   (1,240)              51,824
                                                                                   ------------------     ----------------

        Effect of exchange rate on cash                                                          --                   31
                                                                                   ------------------     ----------------

       Net increase (decrease) in cash and cash equivalents                                 (15,016)              38,303

       Cash and cash equivalents at beginning of period                                      16,209                2,256
                                                                                   ------------------     ----------------

       Cash and cash equivalents at end of period                                           $ 1,193             $ 40,559
                                                                                   ==================     ================

       Supplemental cash flow information:
         Cash paid during the period for:
            Interest                                                                          $   9               $  741

       See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of December 31, 1999 and for the quarter and nine months ended December 31, 1998 and 1999 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the quarter and nine months ended December 31, 1999 are not necessarily indicative of the results expected for the entire year.

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

In December 1998, AcSEC issued SOP 98-9, modification of SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP-98-9 did not have a material impact on the Company.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options to purchase common stock using the treasury stock method.

For all periods presented, there were no adjustments to net income (loss) reported in the condensed consolidated statements of operations for the determining net income (loss) used for basic and diluted net income (loss) per share. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                    Three Months Ended            Nine Months Ended
  (in thousands, except per share amounts)                             December 31,                  December 31,
                                                                 -----------    ----------    ------------   ------------
                                                                     1998          1999           1998           1999
                                                                 -----------    ----------    ------------   ------------
  Net income (loss)                                                 $(5,659)      $ 1,409       $ (15,719)      $(11,287)

  Shares used to compute basic net income (loss) per share -
      Weighted-average number of common shares outstanding           25,496        35,632          25,671         31,207

  Effect of stock options outstanding using the treasury
      stock method                                                       --         7,006              --             --

                                                                 -----------    ----------   ------------   ------------

  Shares used to compute diluted net income (loss) per share         25,496        42,638          25,671         31,207

  Basic net income (loss) per share                                 $ (0.22)      $  0.04       $   (0.61)      $  (0.36)

  Diluted net income (loss) per share                               $ (0.22)      $  0.03       $   (0.61)      $  (0.36)


Options to purchase 10,159,106 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and nine months ended December 31, 1998 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.09 for quarter and nine months ended December 31, 1998. Options to purchase 12,550,354 and 16,815,662 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and nine months ended December 31, 1999, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.13 and $5.58 for the quarter and nine months ended December 31, 1999, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive losses were as follows:

                                                                Three Months Ended            Nine Months Ended
                                                                   December 31,                  December 31,
                                                            ----------------------------   ----------------------------
                                                                  1998            1999           1998            1999
                                                            -------------   ------------   ------------    ------------

    Net loss                                                    $ (5,659)       $ 1,409      $ (15,719)       $(11,287)

    Change in cumulative translation adjustment                       --             37             --             104

    Change in unrealized loss on marketable securities               (45)            62             59              88
                                                            -------------   ------------   ------------    ------------

    Total comprehensive gain  (loss)                            $ (5,704)       $ 1,508      $ (15,660)       $(11,095)
                                                            =============   ============   ============    ============


In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137, will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on the results of operations or financial condition.

NOTE 5 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                 -------------- ---------------  -----------------------------
                                                     1998            1999            1998           1999
                                                 -------------- ---------------  -------------- --------------
       Revenues:

         PC                                           $  3,972        $  8,983        $ 15,894       $ 20,457
         Console                                         5,930          32,075           7,911         54,186
         Other                                             369              99           1,024            292
                                                 -------------- --------------   ------------- --------------
       Total revenues                                 $ 10,271        $ 41,157        $ 24,829       $ 74,935
                                                 ============== ===============  ============== ==============

During the quarter ended December 31, 1998, the Company had one customer who accounted for 17% of the Company's total revenues compared to two customers accounted for 15% and 14%, respectively, for the quarter ended December 31, 1999. For the nine months ended December 31, 1998, the Company's three top customers accounted for 15%, 14% and 10%, respectively, of the Company's total revenues compared to two customers accounted for 16% and 11%, respectively, for the nine months ended December 31, 1999.

The Company's export sales, primarily to Japan and the United Kingdom, were approximately $0.2 million and $0.6 million, or 2% and 1% of total revenues for the quarter ended December 31, 1998 and 1999, compared to approximately $1.8 million and $4.4 million, or 7% and 6% of total revenues for the nine months ended December 31, 1998 and 1999, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 6 - LINES OF CREDIT

In fiscal 1999, the Company entered into two revolving credit agreements with Coast Business Credit and Merrill Lynch & Co.

The Merrill Lynch credit facility allows the Company to borrow up to $20.0 million or 90% of the cash balances in the pledged collateral bank account at Merrill Lynch. The amount outstanding under this credit facility bears a variable per annum rate of interest equal to the sum of the 30-day commercial paper rate plus 2.10% (8.0% as of December 31, 1999). Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This credit agreement will expire on November 30, 2000. As of December 31, 1999, no borrowings were outstanding under this facility.

The Coast Business Credit revolving credit agreement permits the Company to obtain a loan amount of up to $20.0 million, or 60% of qualified accounts receivables, bearing an interest rate equal to Prime Rate plus 2.0% per annum (10.50% as of December 31, 1999) and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company:

    - must achieve 80% of the projected quarterly tangible net worth upon projections acceptable to Coast;

    - must maintain $2,000,000 on deposit at all times in restricted accounts which shall be assigned to and accessible only to Coast; and

    -        must not pay dividends.

As of December 31, 1999, the Company's outstanding loan balance with Coast Business Credit was $19.8 million.

NOTE 7 - RESTRICTED CASH

As of December 31, 1999, the Company has approximately $8.1 million in restricted cash. The restricted cash balance consisted of $2.0 million in government securities, which as part of the Coast revolving credit agreement provisions, the Company must maintain on deposit at all time in restricted accounts which shall be assigned to and accessible only by Coast. The remaining $6.1 million was in short term investments and was collateralized against the letter of credit for a twelve year lease for a new office facility that the Company entered into with Cornerstone Properties, Inc. in December 1999.

NOTE 8 - SECONDARY PUBLIC OFFERING

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

RESULTS OF OPERATIONS

REVENUES. Revenues increased by $30.9 million, or 301% and $50.1 million, or 202% for the three and nine months ended December 31, 1999, respectively. This increase was due primarily to strong demands for our titles for Sony PlayStation and Nintendo N64 platforms, as well as the increase in licensing revenue as we expanded our international presence. Sales of interactive entertainment software for the personal computer, video game console platforms and other products comprised 22%, 78% and 0% for the quarter ended December 31, 1999 compared to 39%, 57% and 4% for the quarter ended December 31, 1998, respectively. For the nine months ended December 31, 1999, sales of interactive entertainment software for personal computer, video game console platforms and other products comprised 27%, 73% and 0%, compared to 64%, 32% and 4%, respectively, for the same period last year. The change in product mix was due primarily to the expansion of our product lines to the console platforms.

COST OF REVENUES. Cost of revenues increased by $10.7 million, or 296%, and $18.8 million, or 229% for the quarter and nine months ended December 31, 1999, respectively. This increase was primarily due to the increased number of software titles published and distributed in fiscal 2000 compared with fiscal 1999, and higher cost of goods associated with the Nintendo N64 and the Sony PlayStation products.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $2.0 million, or 27%, and $7.4 million, or 39% to $9.3 million and $26.3 million for the three and nine months ended December 31, 1999 from $7.3 million and $18.9 million for same periods in the prior year. This increase was attributable to higher on-going development expenses as we continued to expand our product development efforts beyond the personal computer to video game console systems.

SALES AND MARKETING. Sales and marketing expenses increased by $9.5 million, or 319%, and $16.0 million, or 218% to $12.5 million and $23.3 million for the three and nine months ended December 31, 1999 from $3.0 million and $7.3 million for the three and nine months ended December 31, 1998. The increase was primarily due to our increased marketing expenses for new product releases. In addition, we also incurred substantial marketing expenditures for our television ad campaign to promote our brands, such as High Heat Baseball, BattleTanx and Army Men for the Sony PlayStation and Nintendo N64 platforms in the current fiscal year. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.4 million, or 62%, and $2.4 million, or 34% to $3.7 million and $9.4 million for the three and nine months ended December 31, 1999 from $2.3 million and $7.0 million for the same prior periods. The increase was attributable to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Sony PlayStation 2, Nintendo N64 and Nintendo Game Boy platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME. Net interest and other income decreased by $0.1 million, or 37%, and $0.9 million, or 83% for the three and nine months ended December 31, 1999 compared to the prior comparable periods. The decrease in net interest and other income was primarily due to the interest expense incurred on the line of credit with Coast Business Credit, offset by interest income earned from proceeds from the secondary offering.

INVENTORY. Inventory balance increased by $2.3 million from $0.9 million at March 31, 1999 to $3.2 million at December 31, 1999. The increase was primarily due to inventory purchase for products released during the 1999 holiday selling season, including Army Men Air Attack (PSX) and BattleTanx Global Assault (N64), and higher number of products released for the quarter ended December 31, 1999 compared to the quarter ended March 31, 1999.

ACCRUED EXPENSES. Accrued expense balance increased by $6.6 million from $6.5 million at March 31, 1999 to $13.1 million at December 31, 1999. The increase was attributable to greater overall expenses including television advertising, market development fund, payroll, freight, product fulfillment expense and inventory payable as the Company continues to expand its operations and increase its product releases.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $44.4 million as of December 31, 1999 compared to $15.7 million as of March 31, 1999. Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $48.6 million at December 31, 1999 and $13.9 million at March 31, 1999. The increase was primarily due to the $46.4 million net cash receipt from the secondary offering, $10.3 million provided by short-term debt, offset by $21.6 million cash used in operating activities and $3.5 million in capital expenditure.

In fiscal 1999, we entered into two line of credit agreements. Our agreement with Coast Business Credit allows us to borrow up to $20.0 million or 60% of qualified accounts receivable. Borrowings under this line of credit bear interest at a rate of prime plus 2.0% (10.50% as of December 31, 1999). This line of credit expires in March 2002. Our agreement with Coast Business Credit contains financial covenants. See note 6 of the notes to condensed consolidated financial statements. As of December 31, 1999, our outstanding loan balance under this facility was $19.8 million. Our agreement with Merrill Lynch & Co. allows us to borrow up to $20.0 million or 90% of the cash balance in the pledged collateral account. Borrowings under this line of credit bear interest at a rate of the 30-day commercial paper rate plus 2.10% (8.0% as of December 31, 1999). This line of credit expires in November 2000. As of December 31, 1999, no borrowings were outstanding under this facility.

In August 1999, we completed a public offering of our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash receipts from sales of products, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We expect to incur negative cash flows for the remainder of this fiscal 2000, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the fourth quarter of this fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2000 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. We cannot be certain that additional capital will not be required beyond fiscal 2000 because cash flows will be affected by the rate at which we release products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of our products. The level of financing required beyond fiscal 2000 will depend on these and other factors. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

YEAR 2000 COMPLIANCE

As of February 7, 2000, we had not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident only after that date. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000.

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

We formed a Year 2000 working group to organize, manage, and report on our Year 2000 remediation efforts. The Year 2000 working group consisted of approximately 20 individuals from all levels of management and covering all areas of our operations. We also retained an experienced Year 2000 project manager to lead this working group.

The Year 2000 working group identified a four-phase approach to determining, addressing, and reporting on Year 2000 readiness. This approach was expected to identify areas of operations that could reasonably be expected to have adverse effects on us should they fail to adequately address their own Year 2000 issues.

Phase 1 (Inventory) involved a comprehensive inventory of systems, software, and business relationships. We completed inventorying and analyzing our remaining centralized computer and embedded systems to identify any potential Year 2000 issues and took corrective action based on the results of analysis. We performed an automated sweep of all desktop hardware and software.

Phase 2 (Risk Assessment) required detailed analysis of each item or relationship identified in Phase 1.

Phase 3 (Remediation Planning) created project plans to correct or address individual system, software, or business partner issues identified in the first two phases. We replaced or upgraded hardware and software that were known to be Year 2000 non-compliant.

Phase 4 (Remediation) implemented those plans, correcting or replacing systems, software, or business partners as required. We upgraded our financial and accounting systems to the most recent version. These systems are used to automate order entry, accounts receivable, accounts payable, purchasing, fixed asset and general ledger functions. We upgraded our electronic data interchange (EDI) systems to be Year 2000 compliant and participated in National Retail Federation (NRF) testing.

We surveyed our critical suppliers, licensees, contract manufacturers, distributors, and other vendors to determine if their operations and the products and services that they provided to us were Year 2000 compliant. In several cases, our business with our customers and suppliers was conducted through the use of EDI systems. In each case where EDI was used, we conducted electronic testing with these businesses.

Due to the nature of our products, many of them contain no date-related processing. Therefore, many of them were not affected by the Year 2000 date change. However, our Year 2000 working group performed tests for all of our significant products to determine the effects of the Year 2000 change.

COST

The estimated remediation cost for the Year 2000 preparedness was approximately $0.7 million. Total cost included new computer hardware, software, two outside consultants, vendor and computer programming time. No IT projects were deferred as a result of the Year 2000 efforts.

RISKS

If we failed to find and correct a significant Year 2000 issue, our normal business operations could be interrupted. Our risks include the following:

Software Development Schedules. Our software development teams rely on a variety of systems and software tools to develop products. If these systems and tools were not functioning properly, product release schedules, which span the Year 2000 rollover, could be adversely affected. We rely on external contractors to develop components of some of our products. If a contractor with a significant contribution to a project failed to adequately address the Year 2000 issue, this could have adverse effects on the development schedule for one or more of our products.

Facilities Operations. We rely on systems and software to run our security and telecommunications systems. A failure of either of these systems could prevent normal work at one or more of our locations.

Financial and Accounting Software. We upgraded our financial and accounting systems to the most recent available version. We believed our database and financial applications were Year 2000 compliant. Although all of these business applications had been thoroughly evaluated for year 2000 compliance, a failure in one or more of these software packages could delay our ability to process customer orders, billing, payroll, accounts payable and financial statements. Consequently, we might not be able to file our financial reports with the Securities and Exchange Commission on a timely basis, which could negatively affect our stock price.

Production and Fulfillment Facility. We use a third party fulfillment center to assemble and distribute our products. Even though our third party fulfillment center updated its computer systems to be Year 2000 compliant, we could not be certain that its computer systems would be operating properly. If its computer systems were not functioning properly due to Year 2000 non-compliance and the third party could not ship products to our customers, our financial position and earnings would have been severely impacted.

CONTINGENCY PLANS

We developed contingency plans for key internal systems, operations and critical business partners. This contingency planning included identifying additional vendors who could provide similar goods and services on short notice, arranging for equipment needs and supplies should Y2K problems developed, identifying plans to mitigate the disruption of our software development, and scheduling employees to be on duty or available for duty as needed. These plans were designed to reduce the risk of interruption, delay or failure of key processes required for business operations. However, failure of such plans could have a materially adverse impact on our results of operations or financial condition.

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

The complexity of product development, uncertainties associated with new technologies and the porting of our products to new platforms makes it difficult to introduce new products on a timely basis. We have experienced delays in the introduction of some new products. We anticipate that we will experience delays in the introduction of new products, including some products currently under development. We may also experience delays in receiving approval of our games from Sony and Nintendo. Delays in the introduction of products could significantly harm our operating results.

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has recently introduced its Dreamcast system worldwide, which has received very positive responses from both retailers and consumers. We recently entered into agreements with UBI Soft Entertainment and Midway under which UBI Soft and Midway will adapt Heroes of Might and Magic III and Army Men Sarge's Heroes for the Dreamcast System. We cannot be certain that these products will be released on schedule or at all. Sony has announced the development of the next generation of the PlayStation. Nintendo has stated that it is in the process of developing a new video game platform. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

    Our competitors include the following:

    - Other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim Entertainment Inc., Activision, Inc., Eidos plc, Electronic Arts, GT Interactive Software Corp., Interplay Entertainment Corp., LucasArts Entertainment Company and THQ Inc.

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

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

During the quarter ended December 31, 1998 and 1999, two customers each accounted for 10% or higher of the Company's total revenues. For the nine months ended December 31, 1998, three customers each accounted for 10% or higher of the Company's total revenues compared to two customers for the nine months ended December 31, 1999. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of our relationships with principal customers or a decline in sales to any principal customer could harm our business.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $8.2 million for the nine months ended December 31, 1999. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

SONY AND NINTENDO CAN INFLUENCE THE NUMBER OF GAMES THAT WE CAN PUBLISH AND TIMING OF OUR PRODUCT RELEASES.

We depend heavily on non-exclusive licenses with Sony and Nintendo both for the right to publish titles for their platforms and for the manufacture of our software designed for use on their platforms. Our licenses with Sony and Nintendo require that we obtain their approval for title proposals as well as completed games and all associated artwork and marketing materials. This approval process could cause a delay in our ability to release future titles and cause us to incur additional expenses to modify our products in order to obtain approval. As a result, the number of titles we are able to publish for these platforms may be limited.

The license with Sony covering the United States terminates in September 2001 and the license with Nintendo covering the United States and all countries in the Western hemisphere terminates in May 2001. Our license with Sony covering many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo for the N64 video game system covering many countries in Europe, the Middle East, South Africa, Australia and New Zealand terminates in November 2002. Our license with Nintendo for the GameBoy and GameBoy Color video game systems covering many countries in Europe, the Middle East, South Africa, Australia and New Zealand terminates in January 2003. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software developed for these platforms and our business would be seriously harmed.

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

THE YEAR 2000 RISK MAY ADVERSELY AFFECT US.

As of February 7, 2000, we had not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident only after that date. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the Year 2000.

If our computers fail to recognize and properly process data related to the Year 2000, they may cause many computer software applications to fail or reach erroneous results. Any failure by us, our third-party suppliers or customers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of our business operations

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

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

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

In August 1999, we completed a secondary public offering our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash from operations, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in this offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents, short-term investments and restricted cash as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks.
The table below presents the amounts and related weighted interest rates of our investment portfolio at December 31, 1999:

                                                      Average
              Restricted Cash(1)                   Interest Rate            Cost               Fair Value
                                                  ----------------    -----------------     -----------------
                                                                        (in thousands)       (in thousands)

              Fixed rate                               5.30%             $   8,049             $   8,081


(1)      See definition in Note 7 to our Consolidated Financial Statements.



The aggregate fair value of our restricted cash as of December 31, 1999, by contractual maturity date, consisted of the following:

                                                                                        AGGREGATE FAIR
                                                                                            VALUE
                                                                                            ------
                                                                                        (in thousands)

      Due in one year or less                                                               $ 6,084
      Due in one to three years                                                             $ 1,997


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

          Not applicable with respect to the current reporting period.

ITEM 5.   OTHER INFORMATION.

          Not applicable with respect to the current reporting period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits have been filed with this report:

          10.01   Lease Agreement with Seaport Centre Associates, LLC

          27.01   Financial Data Schedule

      (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE 3DO COMPANY

Dated:  February 14, 2000                  /s/  JOHN ADAMS
                                           ------------------------------------
                                           John Adams
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)
                                           (Duly authorized officer)