Form 10-K
period 2000-03-31
3DO CO
filed 2000-06-29
CIK 898441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of May 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $150,401,008 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of May 31, 2000, the number of outstanding shares of the Registrants' Common Stock was 36,691,519.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

    We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including personal computers, the Sony PlayStation, Sony
PlayStation 2 and Nintendo N64 video game consoles, and the Internet. We are also developing software for the Nintendo Game Boy Color hand-held game and are preparing to develop software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, BattleTanx, Family Game Pack, Heroes of Might and Magic, High Heat Baseball, and Might and Magic. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment.

    We distribute our products through a broad variety of retail outlets, including mass merchants, warehouse club stores, computer and software retail chains and other specialty retailers. We have significantly increased the number of retail outlets that sell our products to over 20,000 in fiscal 2000. Our largest retail customers in fiscal 2000 were Wal-Mart, Best Buy, Electronics Boutique, Babbage's, Toys "R" Us, Blockbuster Video, Target, Sears, Hollywood Video, and Kmart.

    Our software publishing revenues increased 154% to $122.2 million in fiscal 2000 from $48.0 million in fiscal 1999. In fiscal 2000, we released 31 new products compared to 14 new releases in fiscal 1999. We are currently developing over 50 new products that we expect to release in fiscal 2001.

INDUSTRY BACKGROUND

    According to the Interactive Digital Software Association, an industry trade association, the video game and personal computer game software market was the fastest growing entertainment industry in the United States in 1998, surpassing books, recorded music and movie box office receipts in percentage growth. The NPD Group estimates that retail sales of interactive entertainment software in the United States grew more than 12% to $5.5 billion in 1999 from $4.9 billion in 1998.

    Declining prices of video game consoles and personal computers and lower-cost, higher-quality graphics processors and improved audio capabilities have led to a growing installed base of platforms and greater demand for video games. NPD estimates that a total of 41.3 million Sony PlayStation and Nintendo N64 video game console systems have been sold as of May 2000. Growth in the installed base of personal computers is also driving demand for interactive entertainment software. International Data Corporation estimates that 46 million U.S. households owned a personal computer in 1998, of which over 71% have played video games on their personal computers.

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

    The interactive entertainment software market has experienced fluctuations as a result of new product platform announcements or introductions. The anticipation of next-generation video game platforms has historically resulted in decreased sales of interactive entertainment software titles developed to operate on currently available platforms. We believe that software developers have historically been reluctant to develop software for next-generation platforms until they believe the new platforms will be commercially successful. Once a next-generation platform has achieved market acceptance, sales of interactive entertainment software have historically increased. Nintendo has stated that it is in the process of developing a next-generation video game console system. Sony recently announced the creation of the next-generation PlayStation game console, which it released in Japan in 1999 and expects to introduce in the U.S. in late 2000. Currently, the PlayStation2 game console is designed to be backwards-compatible with existing PlayStation software, allowing consumers to play their old PlayStation games on the new console system. Furthermore, the typical retail prices for the current versions of Sony and Nintendo video game consoles have declined over the past few years, most recently from $129 to $99 in August 1999. We believe that the backwards-compatibility feature and decreasing prices of existing consoles may mitigate decreases in sales of older software products due to anticipation of the introduction of next-generation video game consoles.

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

    Sega launched its Dreamcast platform in Japan in the fall of 1998 and in the U.S. in the fall of 1999. Sony has launched the successor to the PlayStation, the PlayStation 2, in Japan in March 2000, and scheduled to launch it in the U.S. in late 2000. Further, several new systems, including the X-box from Microsoft, Game Boy Advance and Dolphin from Nintendo, are planned to be introduced in time for Christmas of 2001. While we have not formally committed to produce games for the X-box and the Dolphin platforms, it is likely that we will publish for them with the exception of the Dreamcast Platform. Software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

INTERACTIVE ENTERTAINMENT SOFTWARE DEVELOPMENT

    With 404 studio employees as of March 31, 2000, we believe that we have one of the largest internal development groups in the interactive entertainment software industry. Our internal development studios are 3DO Redwood City (Redwood City, California), 3DO Austin (Austin, Texas) and New World Computing (Agoura Hills, California).

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

    In addition to our 37-person internal sales and marketing organization, which focuses on sales to major North American and United Kingdom retailers and distributors, we also utilize 10 independent sales representative firms that specialize in the sales and marketing of products for video game console platforms. We also have several licensees that sell our products in various territories including Canada, Europe, Latin America, Asia, and Australia. Our distributors purchase fully packaged products from us for resale to retailers, while licensees receive master copies of software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments.

    NORTH AMERICA. We distribute and sell our interactive entertainment software in North America through direct relationships with major retail customers, as well as through third party distributors. Our distributors primarily sell products for the personal computer platform. We have recently decreased our reliance on distributors and expect to continue to increase direct sales to retailers, particularly for video game console products. The number of retail outlets that sold our products increased to over 20,000 in fiscal 2000. Our largest retailers in fiscal 2000 were:

Wal-Mart                       Kmart
Toys "R" Us                    Babbage's
Best Buy                       KayBee Toys
Target                         Sears
Blockbuster Video              Hollywood Video
Electronics Boutique

    In fiscal 2000, sales to Wal-Mart represented more than 10% of our total software publishing revenues. Sales to our five largest customers accounted for approximately 51% of our software publishing revenues in fiscal 1999 and 40% of our software publishing revenues in fiscal 2000.

    INTERNATIONAL. During fiscal year 2000, 3DO Europe Ltd. commenced direct distribution of its products into the United Kingdom utilizing its own sales and marketing staff. We also entered into numerous distribution agreements throughout Europe, New Zealand and Australia. Our distributors purchased fully packaged products from us for resale to retailers and 3DO works closely with them to generate targeted marketing programs for each territory. We also have licensing agreements in Asia and Latin America in which licenses receive master copies of the software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments. Sales from our European entity accounted for approximately 10% of total 3DO sales.

    INTERNET. We currently maintain an extensive Web site which contains the following major sections:

    - PRODUCTS. For each of our brands, the site contains a detailed description of each product and its gameplay. Iin some instances users can also download to their computers a demo containing a few levels of each game, a video clip showing actual gameplay, an animated description of the game, or actual screenshots from each game. Users have the ability to download artwork including box art, character renderings, and wallpaper for display on a computer desktop. Our Web site also provides support for each product, allowing users to download updates and modifications to our software, view responses to frequently asked questions, and communicate with our customer service department.

    - THE 3DO COMMUNITY. This section of the site allows customers to register individually with their own profiles and screen names, to converse on-line with each other about our products, and to post messages and receive mail regarding our products. A free, Web-based e-mail capability is also offered, allowing users to send and receive mail from a 3DO-branded domain address such as "armymen.com."

    - THE 3DO STORE. This section of the site offers consumers the ability to purchase packaged versions of our products online, directly from us, for conventional delivery to their homes. The "3DO Pipeline" section allows consumers to purchase downloadable versions of some games for electronic delivery to their computers over the Internet.

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

    Sony has granted us a non-exclusive license to develop and distribute game software on CD-ROMs for use on the Sony PlayStation game console in the United States, Canada and Europe, under which we pay Sony a per unit royalty for each unit manufactured. Sony is the exclusive manufacturer of products licensed under these agreements. The agreements grant us licenses to use proprietary Sony software and hardware to develop titles for the PlayStation and to use Sony trademarks to market, distribute and sell titles for the PlayStation. We have also entered into a similar license for the PlayStation2 game console in the U.S. We retain all right, title, and interest in and to our software. Development of new games under this agreement is subject to approval by Sony and testing and approval of the completed game by Sony is required prior to market introduction.

    Nintendo has granted us a non-exclusive license to utilize proprietary programming specifications, development tools, trademarks, and other intellectual property rights solely in order to develop video game software and sell such software for the BattleTanx brand for play on the Nintendo 64 system throughout the Western Hemisphere. Development of new games for use under this agreement is subject to approval by Nintendo and testing and approval of the completed game by Nintendo is required prior to market introduction. Additionally, Nintendo has exclusive responsibilities for establishing and fulfilling all aspects of the manufacturing process. We have also entered into a similar license for the Game Boy Color in the U.S. and Europe. Under the agreement, after licensing a product, we buy discrete quantities of licensed game software units from Nintendo for sale. We pay Nintendo a per unit royalty for each unit manufactured.

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

EMPLOYEES

    As of March 31, 2000, we employed 495 full-time employees and 42 independent contractors. These persons provided services in the following areas: 404 in product development, 37 in sales and marketing, and 96 in finance, administration, distribution and legal services.

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

IF WE DO NOT CREATE TITLES FOR NEW HARDWARE PLATFORMS, OUR REVENUES WILL
  DECLINE.

    The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game consoles, including the Nintendo N64, Game Boy Color and Sony PlayStation. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various hardware platforms and operating systems, our business could be seriously harmed.

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

    Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation, Nintendo N64 and Game Boy Color platforms.

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD
  DECLINE SUDDENLY.

    Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has recently introduced its Dreamcast system worldwide, which has received very positive responses from both retailers and consumers. We recently entered into agreements with UBI Soft Entertainment and Midway under which UBI Soft and Midway will adapt Heroes of Might and Magic III and Army Men Sarge's Heroes for the Dreamcast System. Sony recently released the next generation of the PlayStation in Japan, and plans to release it in Europe and the United States in October 2000. Nintendo has stated that it is in the process of developing a new video game platform currently referred to as the Nintendo "Dolphin" system. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF
  CUSTOMERS.

    For the fiscal year ended March 31, 2000, one customer accounted for 10% or higher of the Company's total revenues compared to two customers for the fiscal year ended March 31, 1999. Our sales are made primarily on a purchase order basis, without long-term agreements. The loss of our relationships with principal customers or a decline in sales to any principal customer could harm our business.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

    Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $10.9 million for the twelve months ended March 31, 2000. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

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

    The license with Sony covering the United States terminates in September 2001 and the license with Nintendo for the N64 system terminates in May 2001. Our license with Sony covering many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo for the Game Boy Color for the western hemisphere terminates on October 1, 2002, and for the European Community and select other countries in the former Soviet Union and South Africa terminates on January 28, 2003. Our license for the N64 system for the European Community and select countries in the former Soviet Union and South Africa terminates on November 25, 2002. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software developed for these platforms and our business would be seriously harmed.

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

    In December 1999, we were issued a patent which could allow us to create a new business model in Internet games and entertainment. However, in order to fully develop the patent's potential, significant investments will be required in research and development or to obtain rights to Internet-related technologies. While we have identified potential strategic partners, we have not entered into any agreements with any of them and we cannot be certain that we will be able to do so. Without the required investment in research and development or without obtaining rights regarding technologies that would allow us to exploit our Internet-related patent, we cannot be certain that we will be able to fully utilize the patent in a commercially successful manner. In addition, even if we are able to use the patent in connection with the development of new Internet games or other forms of interactive entertainment that are intended to be experienced through the Internet, the development of such products will require significant additional investment by us. We cannot be certain that such products will be commercially successful, nor can we even be certain that our investment in developing and marketing such products will be recouped by our sales or licenses of such products.

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

THE YEAR 2000 RISK MAY ADVERSELY AFFECT US.

    As of June 28, 2000, we had not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident only after that date.

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

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

    In August 1999, we completed a secondary public offering our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash from operations, the proceeds of a private placement of common stock, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the 12 months following the offering. After that, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in the secondary offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and; therefore, do not expect to pay any dividends for the foreseeable future. In addition, our line of credit with Coast Business Credit prohibits the payment of dividends.

ANTI-TAKEOVER PROVISIONS MAY PREVENT AN ACQUISITION.

    Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2.  FACILITIES

    As of March 31, 2000, we leased 77,080 square feet in Redwood City, California, 7,900 square feet in Austin, Texas, and 16,638 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately $280,000. These facilities house our administrative, research, development and sales operations. The lease for the Redwood City facility expires in July 2001. The lease for the Austin facility expires in September 2000, and the lease for the Agoura Hills facility expires in January 2001. In August 1999, we entered into a lease agreement with Wilson Cornerstone to lease two new buildings totaling approximately 159,000 square feet. These two new buildings are expected to be completed in November 2000 and we anticipate to move in by December 2000. We believe that these facilities are adequate for our current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on the Nasdaq National Market under the symbol "THDO." The following table sets forth the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods indicated.

                                                                 CLOSING SALES
                                                                    PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended March 31, 1999:
  First Quarter.............................................   $ 4.03     $2.63
  Second Quarter............................................     3.91      2.75
  Third Quarter.............................................     4.81      2.00
  Fourth Quarter............................................     6.50      3.69

Fiscal Year Ended March 31, 2000:
  First Quarter.............................................   $ 6.99     $4.44
  Second Quarter............................................    10.06      5.13
  Third Quarter.............................................    11.00      7.50
  Fourth Quarter............................................    15.81      7.19

    As of May 31, 2000, there were approximately 737 holders of record of 36,691,519 shares of outstanding common stock.

DIVIDEND POLICY

    We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our line of credit with Foothill Capital Corporation prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED MARCH 31,
                                                      ----------------------------------------------------
                                                        1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
SOFTWARE PUBLISHING
Revenues............................................  $  7,330   $  9,540   $  9,429   $ 48,019   $122,234
Cost of revenues....................................  $  3,989      5,397      3,916     13,778     44,823
                                                      --------   --------   --------   --------   --------
Gross profit........................................  $  3,341      4,143      5,513     34,241     77,411
Operating expenses:
Research and development............................    13,002     23,717     16,483     25,939     34,275
Sales and marketing.................................     2,015      5,309      5,612     13,497     31,652
General and administrative..........................     3,035      6,917      6,399      8,900     11,307
In-process research and development.................        --      7,700         --         --         --
                                                      --------   --------   --------   --------   --------
  Total operating expenses..........................    18,052     43,643     28,494     48,336     77,234
Operating income (loss).............................   (14,710)   (39,500)   (22,981)   (14,095)       177
Net interest and other income (expense)(1)..........       684      2,115      1,874      1,119        325
                                                      --------   --------   --------   --------   --------
Income (loss) before taxes..........................  $(14,026)  $(37,385)  $(21,107)  $(12,976)  $    502
                                                      --------   --------   --------   --------   --------
HARDWARE SYSTEMS
Revenues:
Royalties and license fees..........................  $ 24,074   $ 79,167   $ 29,371         --         --
Development systems and other.......................     6,514      3,643         90         --         --
  Total revenues....................................    30,588     82,810     29,461         --         --
                                                      --------   --------   --------   --------   --------
Cost of revenues:
Royalties and license fees..........................       694        456         --         --         --
Development systems and other.......................     3,231      2,136         43         --         --
                                                      --------   --------   --------   --------   --------
  Total cost of revenues............................     3,925      2,592         43         --         --
                                                      --------   --------   --------   --------   --------
Gross profit........................................    26,663     80,218     29,418         --         --
Operating expenses:
Research and development............................    28,182     18,360      2,664         --         --
Sales and marketing.................................     5,746      2,734         --         --         --
General and administrative..........................     6,501      4,393        923         --         --
Stock incentive.....................................        --         --         --         --         --
                                                      --------   --------   --------   --------   --------
  Total operating expenses..........................    40,429     25,487      3,587         --         --
                                                      --------   --------   --------   --------   --------
Operating income....................................   (13,766)    54,731     25,831         --         --
Gain on sale of hardware systems assets.............        --         --     18,032         --         --
Net interest and other income (expense).............        --         --         --         --         --
                                                      --------   --------   --------   --------   --------
Income before taxes.................................  $(13,766)  $ 54,731   $ 43,863         --         --
                                                      --------   --------   --------   --------   --------
CONSOLIDATED SOFTWARE PUBLISHING AND HARDWARE
  SYSTEMS
Income (loss) before taxes..........................  $(27,792)  $ 17,346   $ 22,756   $(12,976)  $    502
Income and foreign withholding taxes................     6,876      4,075        219        191        297
Net income (loss)...................................  $(34,668)  $ 13,271   $ 22,537   $(13,167)  $    205
Basic net income (loss) per share...................  $  (1.36)  $   0.48   $   0.85   $  (0.51)  $   0.01
Diluted net income (loss) per share.................  $  (1.36)  $   0.46   $   0.83   $  (0.51)  $   0.01

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...  $ 50,145   $ 33,617   $ 34,584   $ 13,851   $ 21,772
Working capital.....................................    (6,951)    14,067     28,769     15,675     58,140
Total assets........................................    63,330     44,954     40,447     40,488     97,801
Short-term debt.....................................        --         --         --      9,505      8,579
Total long-term liabilities.........................     1,831      1,715         --         --         --
Total stockholders' equity..........................       131     21,399     33,578     20,115     72,816

--------------------------

(1) For presentation purposes, net interest and other income (expense) has been allocated to software publishing.

                           FORWARD-LOOKING STATEMENTS

    This Form-10K contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. Similar forward-looking statements were contained in the press releases dated June 8 and 9, 2000 (the "Press Releases") describing, among other things, our business plans and expected future revenues. These forward-looking statements include, but are not limited to, statements contained in the Press Releases and statements under "Management's Discussion and Analysis of Financial Resources and Results of Operations" and "Business." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form-10K.

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

    - our expectations regarding the planned increase of sales directly to retailers in North America:

    - our expectations regarding our expected receipt of increased revenues in fiscal year 2001;

    - our expectations regarding expected increases in gross margin dollars in fiscal year 2001;

    - our expectations regarding our ability to release a large number of new SKUs or products for existing and new platforms; and

    - our ability to fully apply and utilize our Internet patent to develop a new Internet business model and earn significant profits in fiscal 2002 and beyond.

    - our expectations regarding our maintaining a position of leadership in revenue growth in the video game industry.

    - our ability to increase research and development and marketing efficiencies related to our core business.

    - our expectations regarding profits to be earned from our core business.

    - our ability to release a slate of PlayStation 2 titles concurrently with the debut of the platform in the U.S.

    - our ability to release several new brands, new game genres and to expand into new market segments.

    - our expectations regarding Sony's plan to supply 10 million PlayStation 2 systems by March 2001, and its plan to release 5 million PlayStation game consoles by March 2001.

    - our expectations regarding the volatility of our revenues in the first two quarters in fiscal year 2001.

    - our ability to identify several acquisition targets as well as additional strategic partners.

    - our expectations regarding the private placement investment to be conducted with Trip Hawkins.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to those statements included elsewhere in this Form-10K. This Form-10K contains, in addition to historical information, forward-looking statements that involved risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form-10K. See "Risk Factors."

OVERVIEW

    We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including personal computers, the Sony PlayStation, Nintendo N64 and Game Boy Color hand held video game consoles, and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, BattleTanx, Family Game Pack, Heroes of Might and Magic, High Heat Baseball, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that allow us to develop new software titles more quickly and cost-effectively.

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

    As of March 31, 2000, we had cumulative federal net operating loss carryforwards of $98.4 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal 2009 through 2020. As of March 31, 2000, we had no cumulative California net operating loss carryforwards.

    As of March 31, 2000, the Company has used research and development tax credits of approximately $8.9 million and $6.8 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credits expire in fiscal years 2007 through 2020. The California research and development tax credits can be carried forward indefinitely. The Company also has foreign tax credits of approximately
$11.0 million available to reduce future federal income taxes, expiring through fiscal year 2005. There are also minimum tax credits of approximately
$0.5 million available to reduce future federal income taxes, which will carryforward indefinitely.

RESULTS OF SOFTWARE PUBLISHING OPERATIONS

    The following table sets forth certain consolidated statements of operations data related to our software publishing operations for fiscal 1998, 1999 and 2000 expressed as a percentage of revenues. We have not included similar information for our hardware systems operations because we believe that such information is not helpful in understanding our current operations.

                                                               YEAR ENDED MARCH 31,
                                                       ------------------------------------
                                                         1998          1999          2000
                                                       --------      --------      --------
Revenues.............................................    100.0%       100.0%        100.0%
Cost of revenues.....................................     41.5         28.7          36.7
                                                        ------        -----         -----
Gross profit.........................................     58.5         71.3          63.3
Operating expenses:
  Research and development...........................    174.8         54.0          28.0
  Sales and marketing................................     59.5         28.1          25.9
  General and administrative.........................     67.9         18.5           9.3
                                                        ------        -----         -----
    Total operating expenses.........................    302.2        100.6          63.2
                                                        ------        -----         -----
Operating loss.......................................   (243.7)       (29.3)          0.1
Net interest and other income........................     19.9          2.3           0.3
                                                        ------        -----         -----
Loss before taxes....................................   (223.8)%      (27.0)%         0.4%
                                                        ------        -----         -----

FISCAL 2000 COMPARED TO FISCAL 1999

    REVENUES. Revenues increased by $74.2 million, or 155%, to $122.2 million in fiscal 2000 from $48.0 million in fiscal 1999. This increase was due primarily to an increase in the number of new titles released to 31 new titles in fiscal 2000 from 14 new titles in fiscal 1999. Our revenues consisted primarily of sales of interactive entertainment software for the Sony PlayStation, the Nintendo N64 and the personal computer.

    COST OF REVENUES. Cost of revenues increased by $31.0 million, or 225%, to $44.8 million in fiscal 2000 from $13.8 million in fiscal 1999. This increase was primarily due to the increased number of software titles published in fiscal 2000 compared with fiscal 1999. Gross margin decreased to 63.3% in fiscal 2000 from 71.3% in fiscal 1999. The decrease was due to higher console product mix in fiscal 2000, which had higher per unit cost of goods sold.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $8.3 million, or 32%, to $34.3 million in fiscal 2000 from $25.9 million in fiscal 1999. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation video game console systems in addition to the current video game platforms. Research and development expenses as a percentage of revenues decreased to 28.0% in fiscal 2000 from 54.0% in fiscal 1999 as revenues grew at a faster rate than research and development expenses due in part to the increase in efficiency in our product development process and cost savings from the use of our proprietary tools and technology in developing new products.

    SALES AND MARKETING. Sales and marketing expenses increased $18.2 million, or 135%, to $31.7 million in fiscal 2000 from $13.5 million in fiscal 1999. This increase was primarily due to marketing expenses related to the release of sixteen personal computer titles, ten Sony PlayStation titles, three Nintendo Color Game Boy titles and two Nintendo N64 titles in fiscal 2000, compared to the release of ten personal computer titles, three Sony PlayStation titles and one Nintendo N64 title in fiscal 1999. We also continued to incur substantial marketing expenses for our television ad campaigns for our major brands including BattleTanx, Army Men and High Heat Baseball in fiscal 2000. Sales and marketing expenses as a percentage of revenues decreased to 25.9% in fiscal 2000 from 28.1% in fiscal 1999 as revenues grew at a faster rate than sales and marketing expenses due in part to sales of new products in brands for which we were able to take advantage of brand name recognition generated by our previous advertising campaigns.

We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.4 million, or 27%, to $11.3 million in fiscal 2000, from $8.9 million in fiscal 1999. The increase was primarily due to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Nintento Color Game Boy, Nintendo N64 and the next generation console platforms. We expect that general and administrative expenses will continue to increase in the future.

    NET INTEREST AND OTHER INCOME. Net interest and other income decreased by $0.8 million to $0.3 million in fiscal 2000 from $1.1 million in fiscal 1999. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $58.4 million as of March 31, 2000 compared to $15.7 million as of March 31, 1999. Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $21.8 million at March 31, 2000 and $13.9 million at March 31, 1999. The increase was primarily due to the $46.4 million net cash receipt from the secondary offering, offset by $30.9 million cash used in operating activities and $4.5 million in capital expenditure.

    In fiscal 1999, we entered into two line of credit agreements. Our agreement with Coast Business Credit allows us to borrow up to $20.0 million or 60% of qualified accounts receivable. Borrowings under this line of credit bear interest at a rate of prime plus 2.0% (11.0% as of March 31, 2000). This line of credit expires in March 2002. Our agreement with Coast Business Credit contains financial covenants. See note N of the notes to condensed consolidated financial statements. As of March 31, 2000, our outstanding loan balance under this facility was $8.6 million. Our agreement with Merrill Lynch & Co. allows us to borrow up to $20.0 million or 90% of the cash balance in the pledged collateral account. Borrowings under this line of credit bear interest at a rate of the 30-day commercial paper rate plus 2.10% (8.74% as of March 31, 2000). The Merrill Lynch line of credit was terminated in April 2000.

    In August 1999, we completed a public offering of our common stock, raising approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. We anticipate that the net proceeds of the public offering of our common stock, cash receipts from sales of products, and available borrowings under our credit facilities should be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We expect to incur negative cash flows for the fiscal 2001, primarily due to our continued investment in the internal development of entertainment software titles for the next generation console platforms that are scheduled to be released in the third and fourth quarters of fiscal 2001, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2001 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. Due to our aggressive expansion plan, additional capital may be required in fiscal 2001. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

YEAR 2000 COMPLIANCE

    As of June 28, 2000, we had not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident only after that date.

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

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents and short-term investments as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. Short-term investments are included in the restricted cash line item on the balance sheet. The table below presents the amounts and related weighted interest rates of our investment portfolio at March 31, 2000:

                                                    AVERAGE
SHORT-TERM INVESTMENTS(1)                        INTEREST RATE     COST     FAIR VALUE
-------------------------                        -------------   --------   ----------
Fixed rate.....................................      5.87%        $8,049      $8,042

------------------------

(1) See definition in Note A to our Consolidated Financial Statements.

    The aggregate fair value of the our investment in short-term investments as of March 31, 2000, by contractual maturity date, consisted of the following:

                                                              AGGREGATE FAIR
                                                                  VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Due in one year or less.....................................      $6,077
Due in one to three years...................................       1,965
                                                                  ------
                                                                  $8,042
                                                                  ======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow on Pages 27 through 46.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The 3DO Company:

    We have audited the accompanying consolidated balance sheets of The 3DO Company and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO Company and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Mountain View, California
May 3, 2000

                        THE 3DO COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $   2,256   $  21,772
  Short-term investments....................................     11,595          --
  Accounts receivable, net of allowance of $4,017 and
    $10,907, respectively...................................     20,777      51,760
  Inventory.................................................        874       7,607
  Prepaid and other current assets..........................        546       1,986
                                                              ---------   ---------
Total current assets........................................     36,048      83,125
Property and equipment, net.................................      3,320       5,689
Restricted cash.............................................         --       8,240
Deposits and other assets...................................      1,120         747
                                                              ---------   ---------
Total assets................................................  $  40,488   $  97,801
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   1,859   $   1,954
  Accrued expenses..........................................      6,526      12,222
  Deferred revenue..........................................        485         205
  Short term debt...........................................      9,505       8,579
  Other current liabilities.................................      1,998       2,025
                                                              ---------   ---------
Total current liabilities...................................     20,373      24,985
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized;
    no shares issued........................................         --          --
Common stock, $0.01 par value; 125,000 shares authorized;
  29,760 and 40,909 shares issued; 25,540 and 36,689 shares
  issued and outstanding, respectively......................        297         409
  Additional paid-in capital................................    161,975     214,446
  Accumulated other comprehensive loss......................       (255)       (342)
  Accumulated deficit.......................................   (127,840)   (127,635)
  Treasury stock, at cost, 4,220 shares.....................    (14,062)    (14,062)
                                                              ---------   ---------
Total stockholders' equity..................................     20,115      72,816
                                                              ---------   ---------
Total liabilities and stockholders' equity..................  $  40,488   $  97,801
                                                              =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
SOFTWARE PUBLISHING
Revenues....................................................  $  9,429   $ 48,019   $122,234
Cost of Revenues............................................     3,916     13,778     44,823
                                                              --------   --------   --------
Gross profit................................................     5,513     34,241     77,411
Operating expenses:
  Research and development..................................    16,483     25,939     34,275
  Sales and marketing.......................................     5,612     13,497     31,652
  General and administrative................................     6,399      8,900     11,307
                                                              --------   --------   --------
    Total operating expenses................................    28,494     48,336     77,234
Operating income (loss).....................................   (22,981)   (14,095)       177
Net interest and other income...............................     1,874      1,119        325
                                                              --------   --------   --------
Income (loss) before taxes..................................   (21,107)   (12,976)       502
                                                              --------   --------   --------
HARDWARE SYSTEMS
Revenues:
  Royalties and license fees................................  $ 29,371   $     --   $     --
  Development systems and other.............................        90         --         --
                                                              --------   --------   --------
Total revenues..............................................    29,461         --         --
Cost of revenues:
  Royalties and license fees................................        --         --         --
  Development systems and other.............................        43         --         --
                                                              --------   --------   --------
Total of cost of revenues...................................        43         --         --
                                                              --------   --------   --------
Gross profit................................................    29,418         --         --
Operating expenses:
  Research and development..................................     2,664         --         --
  Sales and marketing.......................................        --         --         --
  General and administrative................................       923         --         --
                                                              --------   --------   --------
    Total operating expenses................................     3,587         --         --
                                                              --------   --------   --------
Operating income............................................    25,831         --         --
Gain on sale of hardware systems assets.....................    18,032         --         --
                                                              --------   --------   --------
Income before taxes.........................................    43,863         --         --
                                                              --------   --------   --------
CONSOLIDATED SOFTWARE PUBLISHING AND HARDWARE SYSTEMS
Income (loss) before taxes..................................  $ 22,756   $(12,976)  $    502
Income and foreign withholding taxes........................       219        191        297
                                                              --------   --------   --------
Net income (loss)...........................................  $ 22,537   $(13,167)  $    205
                                                              ========   ========   ========
Basic net income (loss) per share...........................  $   0.85   $  (0.51)  $   0.01
                                                              ========   ========   ========
Diluted net income (loss) per share.........................  $   0.83   $  (0.51)  $   0.01
                                                              ========   ========   ========
Shares used to compute basic net income (loss) per share....    26,387     25,602     32,458
                                                              ========   ========   ========
Shares used to compute diluted net income (loss) per
  share.....................................................    27,114     25,602     38,872
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                 (IN THOUSANDS)

                                                                ACCUMULATED
                               COMMON STOCK       ADDITIONAL       OTHER                       TREASURY
                            -------------------    PAID-IN     COMPREHENSIVE    ACCUMULATED     STOCK     STOCKHOLDERS'
                             SHARES     AMOUNT     CAPITAL         INCOME         DEFICIT      AT COST       EQUITY
                            --------   --------   ----------   --------------   ------------   --------   -------------
Balances as of March 31,
  1997....................    28,369     $284      $158,489       $  (164)       $(137,210)         --       $21,399
Comprehensive Income:
  Net income..............        --       --            --                         22,537          --        22,537
  Other comprehensive loss
    Unrealized loss from
      investments.........        --       --            --          (112)              --          --          (112)
    Foreign currency
      translation.........        --       --            --           (14)              --          --           (14)
  Comprehensive income....
Sale of common stock
  through employee stock
  plans and other plans...       649        6         1,449            --               --          --         1,455
Repurchase of 3DO shares..                               --            --               --     (11,687)      (11,687)
                            --------     ----      --------       -------        ---------     --------      -------
Balances as of March 31,
  1998....................    29,018     $290      $159,938       $  (290)       $(114,673)    $(11,687)     $33,578
Comprehensive Income:
  Net loss................        --       --            --            --          (13,167)         --       (13,167)
  Other comprehensive
    income
    Unrealized gain from
      investments.........        --       --            --            35               --          --            35
  Comprehensive loss......
Sale of common stock
  through employee stock
  plans and other plans...       742        7         2,037            --               --          --         2,044
Repurchase of 3DO shares..                                             --               --      (2,375)       (2,375)
                            --------     ----      --------       -------        ---------     --------      -------
Balances as of March 31,
  1999....................    29,760     $297      $161,975       $  (255)       $(127,840)    $(14,062)     $20,115
Comprehensive Income:
Net Income................        --       --            --            --              205          --           205
Other comprehensive loss
  Unrealized loss from
    investments...........        --       --            --           (41)              --          --           (41)
  Foreign currency
    translation...........                                            (46)                                       (46)
Comprehensive income......
  Sale of common stock
    through employee
  stock plans and other
    plans.................     2,064       21         6,126            --               --          --         6,147
  Sale of common stock
    through secondary
    offering, net of
    issuing costs of
    $2,964................     9,085       91        46,345            --               --          --        46,436
                            --------     ----      --------       -------        ---------     --------      -------
  Balances as of March 31,
    2000..................    40,909     $409      $214,446       $  (342)       $(127,635)    $(14,062)     $72,816
                            ========     ====      ========       =======        =========     ========      =======


                            COMPREHENSIVE
                            INCOME (LOSS)
                            --------------
Balances as of March 31,
  1997....................
Comprehensive Income:
  Net income..............     $ 22,537
  Other comprehensive loss
    Unrealized loss from
      investments.........         (112)
    Foreign currency
      translation.........          (14)
                               --------
  Comprehensive income....     $ 22,411
                               ========
Sale of common stock
  through employee stock
  plans and other plans...
Repurchase of 3DO shares..
Balances as of March 31,
  1998....................
Comprehensive Income:
  Net loss................     $(13,167)
  Other comprehensive
    income
    Unrealized gain from
      investments.........           35
                               --------
  Comprehensive loss......     $(13,132)
                               ========
Sale of common stock
  through employee stock
  plans and other plans...
Repurchase of 3DO shares..
Balances as of March 31,
  1999....................
Comprehensive Income:
Net Income................     $    205
Other comprehensive loss
  Unrealized loss from
    investments...........          (41)
  Foreign currency
    translation...........          (46)
                               --------
Comprehensive income......     $    118
                               ========
  Sale of common stock
    through employee
  stock plans and other
    plans.................
  Sale of common stock
    through secondary
    offering, net of
    issuing costs of
    $2,964................
  Balances as of March 31,
    2000..................

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 22,537   $(13,167)  $    205
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization.........................     3,744      2,973      2,596
      Deferred revenue......................................   (11,640)       133       (280)
      Gain on sale of hardware assets.......................   (18,032)        --         --
      Revenue recognized in exchange for 3DO shares.........   (10,965)        --         --
      Changes in operating assets and liabilities:
        Accounts receivable, net............................       213    (20,561)   (30,983)
        Prepaid and other assets............................       315       (232)    (1,515)
        Inventory...........................................       488       (446)    (6,733)
        Accounts payable....................................       (74)     1,364         95
        Accrued expenses....................................      (783)     4,058      5,696
        Hardware incentives.................................    (2,944)        --         --
        Other liabilities...................................      (162)    (1,255)        27
                                                              --------   --------   --------
Net cash used in operating activities.......................   (17,303)   (27,133)   (30,892)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of hardware assets.....................    20,000         --         --
  Sale of short-term investments, net.......................       735      6,814     11,554
  Capital expenditures......................................    (1,254)    (2,507)    (4,517)
                                                              --------   --------   --------
Net cash provided by investing activities...................    19,481      4,307      7,037
                                                              --------   --------   --------
Cash flows from financing activities:
  Restricted Cash...........................................        --         --     (8,240)
  Proceeds from short-term debt.............................        --      9,505         --
  Repayment of debt.........................................                            (926)
  Proceeds from secondary offering, net.....................        --         --     46,436
  Repurchase of 3DO shares..................................      (722)    (2,375)        --
  Proceeds from issuance of common stock, net...............     1,455      2,044      6,147
  Payments on capital lease obligations.....................    (1,083)      (301)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........      (350)     8,873     43,417
                                                              --------   --------   --------
Effect of foreign currency translation......................       (14)        --        (46)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     1,814    (13,953)    19,516
Cash and cash equivalents at beginning of year..............    14,395     16,209      2,256
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 16,209   $  2,256   $ 21,772
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year
    Interest................................................  $    135   $     20   $  1,031

          See accompanying Notes to Consolidated Financial Statements.

                        THE 3DO COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998, 1999, AND 2000

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

BASIS OF PRESENTATION

    The software publishing statements of operations were primarily derived from the sales of interactive entertainment software and software publishing related expenses. The hardware systems statements of operations were primarily derived from revenue recognized under the M2 Agreement with Matsushita (see note G) and expenses associated with the hardware operations. Software publishing has incurred negative cash flows for all periods presented and the Company primarily has relied upon cash generated from the sale or license of hardware systems technology to fund software publishing operations (see notes G and H.) For presentation purposes all net interest and other income has been allocated to software publishing.

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

RESTRICTED CASH

    Restricted cash is comprised of $6.0 million letter of credit for the Company's new facility lease commitment and $2.0 Coast Business Credit line of credit deposit.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

A. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

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

    In December 1998, AcSEC issued SOP 98-9, modification of SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

A. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP-98-9 did not have a material impact on the Company.

OTHER ASSETS

    Intangible assets, primarily goodwill from the acquisition of New World Computing, are stated at cost less accumulated amortization and are included in other assets. Amortization of goodwill is computed on a straight-line basis over the estimated useful life of approximately five years.

ADVERTISING EXPENSES

    Advertising costs are expensed as incurred. Cooperative advertising with distributors and retailers is expensed when spending is committed. For fiscal 1998, 1999, and 2000, advertising expenses totaled approximately $3,511,000, $10,330,000, and $17,300,000, respectively.

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

FOREIGN CURRENCY TRANSLATION

    The functional currencies of the Company's foreign subsidiaries are their local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded as accumulated other comprehensive income
(loss) in stockholders' equity. Gains and losses from foreign currency transactions are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies. Net gains and losses resulting from foreign currency exchange transactions were immaterial during the periods presented.

NET INCOME (LOSS) PER SHARE

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

A.  SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net income (loss)...........................................  $22,537    $(13,167)  $   205
Shares used to compute basic net income (loss) per share--
  Weighted-average number of common shares outstanding......   26,387      25,602    32,458
Effect of common equivalent shares--stock options
  outstanding using the treasury stock method...............      727          --     6,414
                                                              -------    --------   -------
Shares used to compute diluted net income (loss) per
  share.....................................................   27,114      25,602    38,872
                                                              =======    ========   =======
Basic net income (loss) per share...........................  $  0.85    $  (0.51)  $  0.01
                                                              =======    ========   =======
Diluted net income (loss) per share.........................  $  0.83    $  (0.51)  $  0.01
                                                              =======    ========   =======

    Options to purchase 932,823, 11,421,526 and 4,552,300 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations in fiscal 1998, 1999 and 2000, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.13, $3.24 and $10.29 in fiscal 1998, 1999 and 2000, respectively.

COMPREHENSIVE INCOME

    Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods were reclassified, as required. The Company's total comprehensive losses were as follows:

                                                              FOR THE YEAR ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net loss....................................................  $(13,167)    $205
Change in cumulative translation adjustment.................        --      (46)
Change in unrealized loss on marketable securities..........        35      (41)
                                                              --------     ----
Total comprehensive gain (loss).............................  $(13,132)    $118
                                                              ========     ====

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

A. SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137, will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

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

    In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company will adopt EITF No. 00-03 in the second quarter of fiscal 2000 and does not expect its adoption to have a significant impact on the Company.

    In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion
No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of fiscal 2001 and does not expect it to have a significant impact on the Company.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

B.  AVAILABLE-FOR-SALE SECURITIES

    Available-for-sale securities classified as current assets as of March 31, 1999 and 2000 included the following:

                                                               AGGREGATE FAIR
                                                                    VALUE
                                                                  MARCH 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
                                                               (IN THOUSANDS)
Short-term investments:
  U. S. Treasury and other government agency obligations...  $11,595     $1,965
  Commercial debt securities...............................       --         --
                                                             -------     ------
Total short-term investments...............................   11,595      1,965
Cash equivalents:
  Money market funds.......................................       --      6,077
  Asset backed repurchase agreements.......................       --         --
                                                             -------     ------
Total cash equivalents.....................................       --      6,077
                                                             -------     ------
Total available-for-sale securities........................  $11,595     $8,042
                                                             =======     ======

    The aggregate fair value of the Company's investment in available-for-sale securities as of March 31, 2000, by contractual maturity, consisted of the following:

                                                                AGGREGATE
                                                                FAIR VALUE
                                                              --------------
                                                              (IN THOUSANDS)
Due in one year or less.....................................      $6,077
Due in one to three years...................................       1,965
                                                                  ------
                                                                  $8,042
                                                                  ======

    Total available-for-sale securities are included in the restricted cash line item on the balance sheet.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

    The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for the years ended March 31, 1998, 1999 and 2000:

                                                        YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Balance at beginning of year.....................  $ 3,108    $ 1,888    $  4,017
Additions........................................    2,113      6,931      20,642
Deductions.......................................   (3,333)    (4,802)    (13,752)
                                                   -------    -------    --------
Balance at end of year...........................  $ 1,888    $ 4,017    $ 10,907
                                                   =======    =======    ========

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

D.  PROPERTY AND EQUIPMENT

    Property and equipment as of March 31, 1999 and 2000, consisted of:

                                                               MARCH 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Computer and manufacturing equipment....................  $  8,691   $ 11,749
Furniture, fixtures and leasehold improvements..........     2,644      3,637
Computer software.......................................     2,880      3,347
                                                          --------   --------
Property and equipment, at cost.........................    14,215     18,733
Less accumulated depreciation and amortization..........   (10,895)   (13,044)
                                                          --------   --------
Property and equipment, net.............................  $  3,320   $  5,689
                                                          ========   ========

E.  ACCRUED EXPENSES

    Accrued expenses as of March 31, 1999 and 2000, consisted of the following:

                                                                MARCH 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Accrued compensation.....................................   $2,112    $ 3,525
Accrued market development fund..........................    1,146      1,612
Accrued royalties........................................      214        124
Accrued marketing expenses...............................      570      2,207
Other....................................................    2,484      4,754
                                                            ------    -------
Total....................................................   $6,526    $12,222
                                                            ======    =======

F.  STOCK PLANS

EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 20% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal 1998, 1999 and 2000, 127,596, 358,297 and 818,110 shares, respectively, were issued by the Company to employees at a price ranging from $2.18 to $2.98, $2.18 to $2.40 and $2.60 to $2.96 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $1.44, $1.71 and $5.57 at March 31, 1998, 1999 and 2000, respectively. As of March 31, 1998, 1999 and 2000, the Company had 422,959, 1,564,664 and 746,552 shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

F.  STOCK PLANS (CONTINUED)
STOCK OPTION PLAN

    The Company's 1993 Incentive Stock Plan (Plan) authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Non-qualified options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Incentive stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest over a 60-month period. Unexercised options generally expire 10 years from date of grant.

    As of March 31, 1998, 1999 and 2000, 18,229,625, 20,783,869 and 26,302,138
shares, respectively, of common stock have been authorized for issuance under the Plan.

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

    As of March 31, 1999, 700,000 shares of common stock have been authorized for issuance under the Director Plan

    Transactions for the years ended March 31, 1998, 1999 and 2000, were as follows:

                                                                            OPTIONS OUTSTANDING
                                                          OPTIONS      ------------------------------
                                                       AVAILABLE FOR                 WEIGHTED AVERAGE
                                                           GRANT         SHARES      EXERCISE PRICES
                                                       -------------   -----------   ----------------
Outstanding as of March 31, 1997.....................     3,743,880      7,589,489         5.27
Authorized...........................................     3,992,861             --           --
Granted..............................................   (12,063,610)    12,063,610         3.14
Terminated...........................................    10,656,742    (10,656,742)        4.75
Exercised............................................            --       (521,287)        2.20
                                                        -----------    -----------
Outstanding as of March 31, 1998.....................     6,329,873      8,475,070        $3.07
Authorized...........................................     2,547,489             --           --
Granted..............................................    (4,926,250)     4,926,250         3.49
Terminated...........................................     1,595,558     (1,595,558)        3.17
Exercised............................................            --       (384,236)        3.16
                                                        -----------    -----------
Outstanding as of March 31, 1999.....................     5,546,670     11,421,526        $3.24
Authorized...........................................     6,071,516             --           --
Granted..............................................    (8,194,900)     8,194,900         8.70
Terminated...........................................     1,689,510     (1,689,510)        2.99
Exercised............................................            --     (1,246,055)        3.85
                                                        -----------    -----------
Outstanding as of March 31, 2000.....................     5,112,796     16,680,861        $5.88
                                                        ===========    ===========

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

F.  STOCK PLANS (CONTINUED)
    The weighted-average fair values of options granted during 1998, 1999 and 2000 with exercise prices equal to market value were $1.07, $2.13 and $5.57, respectively.

    As of March 31, 1998, 1999 and 2000, 1,564,301, 2,998,633 and 3,930,338
options, respectively, were exercisable under the Plan. The weighted-average exercise price for the shares exercisable at March 31, 1998, 1999 and 2000 were $3.12, $3.10, and $3.23, respectively. Fiscal 1998 shares granted and shares terminated as shown in the table above included options which were repriced.

    The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                                OPTIONS OUTSTANDING
                                       -------------------------------------
                                                      WEIGHTED-                    OPTIONS EXERCISABLE
                                                       AVERAGE     WEIGHTED-   ----------------------------
                                                      REMAINING     AVERAGE                    WEIGHTED-
                                         NUMBER      CONTRACTUAL   EXERCISE      NUMBER         AVERAGE
EXERCISE PRICE                         OUTSTANDING      LIFE         PRICE     OUTSTANDING   EXERCISE PRICE
--------------                         -----------   -----------   ---------   -----------   --------------
$ 2.00 to $ 2.97.....................   1,287,991        7.78       $ 2.24        473,342         $2.24
$ 3.03 to $ 3.94.....................   7,149,866        7.71       $ 3.38      3,381,683         $3.33
$ 4.44 to $ 5.50.....................     555,454        9.08       $ 4.88         51,370         $4.49
$ 6.31 to $ 8.13.....................   2,954,750        9.29       $ 6.77         16,651         $6.60
$ 8.22 to $ 9.88.....................   1,497,800        9.71       $ 9.39          7,292         $8.22
$10.31 to $13.97.....................   3,235,000        9.69       $10.58             --            --
                                       ----------                               ---------
$ 2.00 to $13.97.....................  16,680,861        6.73       $ 5.88      3,930,338         $3.10
                                       ==========                               =========

    In April 1996, October 1996 and April 1997, the Board of Directors approved the repricing of options granted at prices in excess of $8.25, $5.50 and $3.25 per share, respectively, for all employees, including executive officers.

PRO FORMA NET INCOME (LOSS)

    Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for fiscal 1998, 1999 and 2000 would have been as indicated below:

                                                     YEARS ENDED MARCH 31,
                                                 ------------------------------
                                                   1998       1999       2000
                                                 --------   --------   --------
Net income (loss) as reported..................  $22,537    $(13,167)  $    205
Pro forma......................................  $16,483    $(20,130)  $(10,006)

Net income (loss) per basic share as
  reported.....................................  $  0.85    $  (0.51)  $   0.01
Pro forma......................................  $  0.62    $  (0.79)  $  (0.31)

Net income (loss) per diluted share as
  reported.....................................  $  0.83    $  (0.51)  $   0.01
Pro forma......................................  $  0.61    $  (0.79)  $  (0.26)

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

F.  STOCK PLANS (CONTINUED)
    The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for fiscal 1998, 1999 and 2000:

                                                                   OPTION PLAN                          ESPP
                                                          ------------------------------   ------------------------------
                                                            1998       1999       2000       1998       1999       2000
                                                          --------   --------   --------   --------   --------   --------
Weighted-average risk free rate.........................    6.31%      5.51%      6.28%      5.63%      5.82%      5.62%
                                                                                               2 years with 6 month
Expected life of options/rights (in years)..............     3.5        3.5        3.5               increments
Annualized stock price volatility.......................      78%        84%        85%        78%        84%        78%
Dividend yield..........................................      --         --         --         --         --         --
Forfeiture rate.........................................      60%        20%        20%        60%        20%        20%

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

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

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

I.  NET INTEREST AND OTHER INCOME

    Net interest and other income for the fiscal years ended March 31, 1998, 1999 and 2000, consisted of the following:

                                                         YEARS ENDED MARCH 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Interest income....................................   $2,108     $1,134    $ 1,349
Interest expense...................................     (135)       (20)    (1,033)
Other income (expense), net........................      (99)         5          8
                                                      ------     ------    -------
                                                      $1,874     $1,119    $   324
                                                      ======     ======    =======

J.  INCOME TAXES

    The provision for income taxes consisted of the following:

                                                              YEARS ENDED MARCH 31,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Current:
  Federal...............................................    $120       $ --       $ 52
  State and local.......................................       1          1        (17)
  Foreign...............................................      98        193        262
                                                            ----       ----       ----
Total current...........................................     219        194        297
Total deferred..........................................      --         --         --
                                                            ----       ----       ----
Total income taxes......................................    $219       $194       $297
                                                            ====       ====       ====

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

J.  INCOME TAXES (CONTINUED)
    The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1998, 1999 and 2000 were as follows:

                                                                   YEAR ENDED MARCH 31,
                                                           ------------------------------------
                                                             1998          1999          2000
                                                           --------      --------      --------
Statutory federal tax rate...........................        34.0 %        34.0 %        34.0 %
Valuation allowance..................................       (36.1)        (35.8)        (40.8)
Alternative minimum tax..............................          --            --          50.0
Foreign tax withholding and other....................         3.1           0.3          39.1
Other................................................          --            --             2
                                                            -----         -----         -----
                                                              1.0 %        (1.5)%        84.3 %
                                                            =====         =====         =====

    The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 1999 and 2000, are presented as follows:

                                                          YEAR ENDED MARCH 31,
                                                          ---------------------
                                                            1999        2000
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Deferred tax asset:
  Depreciation and amortization.........................  $  3,251    $  2,370
  Deferred revenue......................................       208          94
  Deferred research and development costs...............     7,861      12,563
  Net operating loss carryforwards......................    34,813      33,466
  Tax credit carryforwards..............................    24,807      27,246
  Other.................................................    (2,009)     (1,323)
                                                          --------    --------
Total gross deferred tax assets.........................    68,931      74,416
Less valuation allowance................................   (68,931)    (74,416)
                                                          --------    --------
Net deferred tax assets.................................  $     --    $     --
                                                          ========    ========

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

J.  INCOME TAXES (CONTINUED)

    The valuation allowance increased $5.5 million in fiscal 2000. Approximately $4.0 million of the valuation allowance is related to benefits associated with employee stock options, which will be allocated to equity when realized.

    As of March 31, 2000, the Company had cumulative federal net operating loss carryforwards of approximately $98.4 million for federal income tax purposes, which if not offset against future taxable income, will expire in fiscal 2009 through 2020. As of March 31, 2000, the Company had no cumulative California net operating loss carryforwards.

    As of March 31, 2000, the Company had unused research and development tax credits of approximately $8.9 million and $6.8 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credit expires in fiscal years 2007 through 2020. The California research and development tax credit can be carried forward indefinitely. The Company also had foreign tax credits of approximately
$11.0 million available to reduce future federal income taxes, expiring through fiscal 2005. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carry forward indefinitely.

K.  LEASE COMMITMENTS

    The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Lease payments for the periods ended March 31, 1998, 1999, and 2000, were $1.2 million, $1.5 million and $2.9 million, respectively.

    Future minimum lease payments are as follows:

                                                                OPERATING
MARCH 31,                                                         LEASES
---------                                                     --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 5,184
2002........................................................       6,999
2003........................................................       6,979
2004........................................................       7,132
2005........................................................       7,294
                                                                 -------
Total minimum lease payments................................     $33,588
                                                                 =======

L.  CONCENTRATION OF CREDIT RISK

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

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

M.  GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

    The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Software publishing revenues:
  PC............................................  $ 8,346    $26,799    $ 30,113
  Console.......................................       --     20,029      91,681
  Other.........................................    1,083      1,191         440
                                                  -------    -------    --------
Total Software publishing revenues..............    9,429     48,019     122,234
Royalty and other revenues......................   29,461         --          --
                                                  -------    -------    --------
Total revenues..................................  $38,890    $48,019    $122,234
                                                  =======    =======    ========

    In fiscal 2000, the Company's top customer accounted for approximately 14% of the Company's total revenues. All revenues in fiscal 1999 and 2000 were derived from the Company's software publishing operations. In fiscal 1998, one customer from the Company's former hardware systems business accounted for 67% of the Company's total revenue.

    The Company's software publishing export sales are principally to Europe and Asia/Pacific. In each of fiscal 1998, 1999 and 2000, less than 10% of the Company's total net revenues were derived from international software publishing sales. The Company had software publishing export sales, primarily to Japan and the United Kingdom, of approximately $2.1 million, $4.2 million, and $7.3 million for the fiscal 1998, 1999, and 2000, respectively. In fiscal 1998, the Company's export sales to Japan from its hardware systems operations were derived primarily from the M2 agreement with MEI. The Company's assets are primarily located in its corporate office in the United States.

N.  SHORT-TERM DEBT

    In fiscal 1999, the Company entered into two revolving credit agreements with Coast Business Credit and Merrill Lynch & Co.

    The Merrill Lynch credit facility allows the Company to borrow up to $20.0 million or 90% of the cash balances in the pledged collateral bank account at Merrill Lynch. The amount outstanding under this credit facility bears a variable per annum rate of interest equal to the sum of the 30-day commercial paper

                        THE 3DO COMPANY AND SUBSIDIARIES

                         MARCH 31, 1998, 1999, AND 2000

N.  SHORT-TERM DEBT (CONTINUED)
rate plus 2.10% (8.74% as of March 31, 2000). Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This credit agreement was terminated in April 2000.

    The Coast Business Credit revolving credit agreement permits the Company to obtain a loan amount of up to $20.0 million, or 60% of qualified accounts receivables, bearing an interest rate equal to Prime Rate plus 2.0% per annum (11.0% as of March 31, 2000) and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company:

    - must achieve 80% of the projected quarterly tangible net worth upon projections acceptable to Coast;

    - must maintain $2,000,000 on deposit at all times in restricted accounts which shall be assigned to and accessible only to Coast; and

    - must not pay dividends.

    As of March 31, 2000, our outstanding loan balance under this facility was approximately $8.6 million.

O.  SUBSEQUENT EVENTS

    In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital.

    The Foothill Capital credit facility allows the Company to borrow up to $50.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (9.75% as of March 31, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The following table sets forth certain information for our executive officers and directors as of March 31, 2000.

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
W. M. (Trip) Hawkins III...............     46      Chairman of the Board and Chief Executive Officer

James Alan Cook........................     51      Executive Vice President, General Counsel and
                                                    Secretary

Stephen E. Fowler......................     41      Senior Vice President, 3DO & President,
                                                    3DO Europe Ltd.

Richard J. Hicks, III..................     39      Senior Vice President, Product Development

John W. Adams..........................     38      Chief Financial Officer

Robert Gayman..........................     39      Vice President, Sales

Jeffrey A. Cleary......................     42      Vice President, Marketing

Dominic Wheatley.......................     40      Chairman of 3DO Europe Ltd.

Paul D. Patterson......................     47      Managing Director, 3DO Europe Ltd.

William A. Hall........................     68      Director

H. William Jesse, Jr...................     48      Director

Hugh C. Martin.........................     46      Director

    TRIP HAWKINS, the founder of 3DO, has been Chairman of the Board and Chief Executive Officer since September 1991. He also served as President of 3DO from September 1991 until October 1995, and he served as Secretary from September 1991 through February 1993. From August 1982 to December 1990,
Mr. Hawkins served as president of Electronic Arts. He served as the chief executive officer of Electronic Arts from August 1982 until May 1991, and was chairman of its board of directors from August 1982 until July 1994. Prior to founding Electronic Arts, Mr. Hawkins was a director of marketing at Apple Computer, Inc.

    JAMES ALAN COOK became Executive Vice President, General Counsel and Secretary of 3DO in April 1996. He had been Senior Vice President, General Counsel and Secretary since July 1994, and from January 1993 until July 1994, he served as Vice President, General Counsel and Secretary. From January 1990 until January 1993, he was a partner in the law firm of Cook and Lefevre. From
June 1985 to December 1989, he was a sole practitioner operating as the Law Offices of James Alan Cook.

    STEPHEN E. FOWLER was appointed as Senior Vice President, 3DO and President of 3DO Europe, Ltd. in June 1999. Previously, he served as 3DO's Senior Vice President, Sales & Operations from April 1998; Senior Vice President, Operations from May 1997; Vice President, Operations from October 1995; Vice President, Developer & Customer Services from June 1994; and Senior Director, Developer Services from January 1993. From September 1990 to January 1993 he served as Vice President, Technical Services at Gupta Corporation (now called Centura Software Corporation), a software tools company. From April 1984 to August 1990, he served in various senior management positions including Director, Worldwide Services at Application Development Systems.

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

    JEFFREY A. CLEARY joined 3DO as Vice President, Marketing in May 1999. From June 1998 to May 1999, he was Vice President, Marketing and Sales at Stagecast Software. From August 1993 to September 1995, he was Director, Marketing and Product Development for the Boys Toys division at Galoob Toys and from September 1995 to June 1998, he was Vice President, Marketing and Product Development for Boys Toys at Galoob Toys. From June 1987 to August 1993, he held several marketing positions at RJRNabisco/Del Monte. Mr. Cleary has also worked in advertising and retail sales.

    DOMINIC WHEATLEY was appointed Chairman of 3DO Europe Ltd. in May 1999. He is also a partner in Church Rose Ltd., a property development company; director of Telecom Plus [Plc], a telecommunications company; and a director of Statpro [Group Plc], a company specializing in investment analysis software.
Mr. Wheatley founded Domark Software (later renamed Eidos) in 1984 and served as Chief Operating Officer of Eidos Plc and Chief Executive Officer of Eidos Interactive through 1996.

    PAUL D. PATTERSON joined as Managing Director of 3DO Europe Ltd. in
August 1999. From 1996 to July 1999, he was Managing Director of Infogrames
UK Ltd. From 1986 to 1993 he held various sales positions at Ocean Software Limited, and from 1993 to 1996 he was their Deputy Managing Director. From 1983 to 1986, he was Sales Director at Software Projects.

    WILLIAM A. HALL has been a director since June 1997. He founded Sight & Sound Distributing Company in December 1984 and was been its President and Chief Executive Officer. Since 1991, he has also been owner of W.A.H.
Management/Consulting, and since 1993, the Vice Chairman and majority stockholder of U.S. Animation, Inc. He has been a partner in Lincolnshire Management, Inc. since June 1994. Mr. Hall is also a director of Chromium Graphics, Inc.; Northsound Music Inc.; Orlimar Golf; and Lincolnshire Management, Inc. Mr. Hall is a member of the Audit Committee and the Compensation Committee.

    H. WILLIAM JESSE, JR. has been a director of 3DO since September 1997. He is Chairman of Jesse.Hansen&C(o), strategic and financial advisors to high-growth consumer companies. He founded the firm in 1986 and served as its President and CEO through March of 1998. He also serves as Chairman and CEO of Vineyard Properties Corporation (since 1988). Mr. Jesse has previously served as Chief Executive Officer of American Hawaii Cruises; Vice President of The Getz Corporation; Chief Executive Officer of the Delta Queen Steamboat Co. and Vice President of its parent, The Coca Cola Bottling Company of New York; and Vice President of Prudential Lines, Inc. and General Manager of its Mediterranean/ Mideast Division. Mr. Jesse serves on the board of directors of The Wine
Group, Inc.; Stanislaus Food Products Company; Food.com; ExTerra Credit Recovery; and Peet's Coffee & Tea, Inc. Mr. Jesse is a member of the Audit Committee

    HUGH C. MARTIN has been a director since April 1996. Since January 1998, he has been Chief Executive Officer of Optical Networks, Incorporated, a telecommunications network equipment company. Until his resignation from 3DO in June 1997, he served as our President from October 1995; Chief Operating Officer from January 1993 until October 1995; and Senior Vice President, Engineering and Operations from May 1992 until
January 1993. From March 1988 to April 1992, he served as a director and then a senior director of Apple Computer, Inc. Previously, Mr. Martin co-founded and served as Vice President and Chief Development Officer of Ridge Computers, where he co-designed one of the industry's first commercial RISC processors.
Mr. Martin is a member of the Compensation Committee.

    Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the Board is divided into three classes, with each class serving staggered three-year terms. Mr. Jesse will stand for re-election at the 2000 annual meeting of stockholders. Mr. Hawkins and Mr. Martin will stand for re-election at the 2001 annual meeting of stockholders. Mr. Hall will stand for re-election at the 2002 annual meeting of stockholders. Each officer serves at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION TABLES

    Summary Compensation Table. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively the "Named Officers") during the last fiscal year.

                                                                           LONG-TERM
                                                    ANNUAL COMPENSATION   COMPENSATION
                                          FISCAL    -------------------   OPTIONS/SARS      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR      SALARY     BONUS          #         COMPENSATION(1)
---------------------------              --------   --------   --------   ------------   ---------------
Trip Hawkins...........................    2000     $295,000        -0-     3,425,000        $    660
  Chairman and Chief                       1999     $295,792        -0-       440,000        $    660
  Executive Officer                        1998     $295,792        -0-     1,760,000(2)     $    660

James Alan Cook........................    2000     $297,308   $ 15,000        25,000        $509,098(3)
  Executive Vice President,                1999     $289,954        -0-        40,000        $    660
  General Counsel, and Secretary           1998     $275,504   $100,000       704,000(4)     $    660

Stephen E. Fowler......................    2000     $222,577   $35,4000        75,000        $654,812(5)
  Senior Vice President, 3DO &             1999     $212,023        -0-        60,000        $  9,085(6)
  President, 3DO Europe, Ltd.              1998     $199,473        -0-       307,000(7)     $  3,265(8)

Richard J. Hicks III...................    2000     $214,615   $ 30,000        50,000        $    565
  Senior Vice President,                   1999     $180,262        -0-       120,000        $ 10,498(9)
  Product Development                      1998     $ 75,810        -0-       185,000             -0-

John Adams.............................    2000     $173,077   $ 20,000        75,000        $ 98,326(10)
  Chief Financial Officer                  1999     $154,929        -0-        30,000        $    558
                                           1998     $  8,654        -0-       150,000             -0-

------------------------

 (1) The amounts include premiums paid by 3DO for group term life insurance.

 (2) Includes 1,560,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Hawkins agreed to certain adjustments to the option vesting schedules.

 (3) Includes a gain of $508,438 realized upon the sale of shares acquired through the exercise of vested stock options.

 (4) Includes 594,000 options granted in previous fiscal years that in fiscal 1998 were exchanged for new options at $3.25 per share after Mr. Cook agreed to certain adjustments to the option vesting schedules.

 (5) Includes a gain of $57,936 realized upon the sale of shares acquired through the Employee Stock Purchase Plan and a gain of $596,876 realized upon the sale of shares acquired through the exercise of vested stock options.

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

 (10) Includes a gain of $97,872 realized upon the sale of shares acquired through the exercise of vested stock options.

    Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 2000. The table also sets forth hypothetical gains or "opinion spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of 3DO's Common Stock and overall market conditions.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATES
                                                   % OF TOTAL                               OF STOCK PRICE APPRECIATION
                                                 OPTIONS GRANTED                                  FOR OPTION TERM
                            DATE      OPTIONS     TO EMPLOYEES      OPTION    EXPIRATION   ------------------------------
NAME                      GRANTED     GRANTED    IN FISCAL YEAR     PRICE        DATE           5%              10%
----                      --------   ---------   ---------------   --------   ----------   -------------   --------------
Adams, John.............    8/4/99      25,000         0.31        $ 6.6875      8/4/09    $  105,143.32   $   266,453.82
                            9/1/99      20,442         0.25        $ 7.7813      9/1/09    $  100,035.33   $   253,509.18
                            9/1/99       4,558         0.06        $ 7.7813      9/1/09    $   22,305.11   $    56,525.53
                          12/10/99       7,067         0.09        $ 9.3750    12/10/09    $   41,666.23   $   105,590.42
                          12/10/99      17,933         0.22        $ 9.3750    12/10/09    $  105,730.94   $   267,942.97
                                     ---------        -----                                -------------   --------------
    Total...............                75,000         0.93                                $  374,880.93   $   950,021.92

Cook, James Alan........    8/4/99       7,566         0.09        $ 6.6875      8/4/09    $   31,820.57   $    80,639.58
                            8/4/99       7,434         0.09        $ 6.6875      8/4/09    $   31,265.42   $    79,232.71
                          12/10/99       4,000         0.05        $ 9.3750    12/10/09    $   23,583.55   $    59,765.34
                          12/10/99       6,000         0.07        $ 9.3750    12/10/09    $   35,375.32   $    89,648.01
                                     ---------        -----                                -------------   --------------
    Total...............                25,000         0.31                                $  122,044.86   $   309,285.64

Fowler, Stephen E.......    8/4/99      10,608         0.13        $ 6.6875      8/4/09    $   44,614.41   $   113,061.68
                            8/4/99      14,392         0.18        $ 6.6875      8/4/09    $   60,528.91   $   153,392.13
                          12/10/99      21,756         0.27        $ 9.3750    12/10/09    $  128,270.92   $   325,063.70
                          12/10/99       7,954         0.10        $ 9.3750    12/10/09    $   46,895.89   $   118,843.38
                          12/10/99      17,046         0.21        $ 9.3750    12/10/09    $  100,501.29   $   254,690.01
                          12/10/99       3,244         0.04        $ 9.3750    12/10/09    $   19,126.26   $    48,469.69
                                     ---------        -----                                -------------   --------------
    Total...............                75,000         0.93                                $  399,937.68   $ 1,013,520.59

Hawkins, Trip...........    8/4/99      13,038         0.16        $ 7.3563      8/4/09    $   46,114.53   $   130,241.18
                            8/4/99     411,962         5.09        $ 7.3563      8/4/09    $1,457,081.92   $ 4,115,233.72
                           12/1/99   3,000,000        37.06        $10.3125     12/1/03    $3,248,613.28   $10,240,312.50
                                     ---------        -----                                -------------   --------------
    Total...............             3,425,000        42.31                                $4,751,809.73   $14,485,787.40

Hicks III, Richard J....    8/4/99      25,000         0.31        $ 6.6875      8/4/09    $  105,143.32   $   266,453.82
                          12/10/99       9,739         0.12        $ 9.3750    12/10/09    $   57,420.04   $   145,513.67
                          12/10/99      15,261         0.19        $ 9.3750    12/10/09    $   89,977.13   $   228,019.72
                                     ---------        -----                                -------------   --------------
    Total...............                50,000         0.62                                $  252,540.49   $   639,987.21

------------------------------

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                          UNEXERCISED SHARES              IN-THE-MONEY SHARES
                          SHARES                           AT MARCH 31, 2000               AT MARCH 31, 2000
                         ACQUIRED         VALUE       ---------------------------   -------------------------------
NAME                    ON EXERCISE     REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                    -----------   -------------   -----------   -------------   --------------   --------------
Adams, John...........     14,000     $   97,872.46       54,000        187,000     $   396,187.57   $   942,780.92
Cook, James Alan......     50,000     $  508,438.00      527,002        291,998     $ 3,475,846.57   $ 1,788,029.43
Fowler, Stephen E.....     80,000     $  596,476.00      139,332        237,668     $   891,106.06   $ 1,139,708.94
Hawkins, Trip.........          0     $        0.00    1,432,333      4,192,667     $ 9,280,436.73   $ 5,949,083.26
Hicks III, Richard
  J...................          0     $        0.00      121,501        233,499     $   772,771.48   $ 1,265,991.51
                          -------     -------------    ---------      ---------     --------------   --------------
  Total...............    144,000     $1,202,786.46    2,474,168      5,850,832     $14,816,348.41   $11,085,594.06

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information known to us for the beneficial ownership of our common stock as of March 31, 2000:

    - each stockholder known by us to own beneficially more than 5% of our common stock;

    - each director;

    - each of our chief executive officer and four other most highly compensated executive officers; and

    - all directors and executive officers as a group.

    As of March 31, 2000, there were 36,654,383 shares of common stock outstanding. This number does not include shares of treasury stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, on the information furnished by such owners, have sole voting power and investment power over those shares, subject to community property laws where applicable.

                                                               NUMBER     PERCENT
                                                              ---------   --------
                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
Trip Hawkins(2).............................................  8,040,681     21.9%

J&W Seligman & Co., Incorporated ...........................  3,870,100     10.6
  100 Park Avenue
  New York, New York 10017

William A. Hall(3)..........................................     89,133     *

H. William Jesse, Jr.(4)....................................     82,333     *

Hugh C. Martin(5)...........................................     56,667     *

James A. Cook(6)............................................    564,649      1.5

Stephen E. Fowler(7)........................................    186,364     *

Richard J. Hicks, III(8)....................................    143,305     *

John W. Adams(9)............................................     60,818     *

All executive officers and directors as a group
  (11 persons)(10)..........................................  8,047,717     22.0%

------------------------

   * Less than 1% of the outstanding shares of common stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2000, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the table above, the address of each of the individuals listed in the table is 600 Galveston Drive, Redwood City, California 94063.

 (2) Includes 1,503,778 shares subject to an option exercisable within 60 days of March 31, 2000.

 (3) Includes 58,333 shares subject to an option exercisable within 60 days of March 31, 2000.

 (4) Includes 53,333 shares subject to an option exercisable within 60 days of March 31, 2000.

 (5) Includes 56,667 shares subject to an option exercisable within 60 days of March 31, 2000.

 (6) Includes 557,777 shares subject to an option exercisable within 60 days of March 31, 2000.

 (7) Includes 156,890 shares subject to an option exercisable within 60 days of March 31, 2000.

 (8) Includes 131,666 shares subject to an option exercisable within 60 days of March 31, 2000.

 (9) Includes 60,000 shares subject to an option exercisable within 60 days of March 31, 2000.

 (10) Includes shares held beneficially by executive officers and directors as shown in the foregoing table and 1,158,865 shares subject to options exercisable within 60 days of March 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

                                                                     PAGE(S) IN
                                                                     FORM 10-K
                                                                     ----------
 1.  Index to Consolidated Financial Statements
     Independent Auditors' Report................................          27
     Consolidated Balance Sheets as of March 31, 1999 and 2000...          28
     Consolidated Statements of Operations for the years ended
       March 31, 1998, 1999 and 2000.............................          29
     Consolidated Statements of Stockholders' Equity for the
       years ended March 31, 1998, 1999 and 2000.................          30
     Consolidated Statements of Cash Flows for the years ended
       March 31, 1998, 1999 and 2000.............................          31
     Notes to Consolidated Financial Statements..................       32-46

 2.  Financial Statement Schedules
     Information required by this Item is included in the Notes to Consolidated Financial Statements

3.  Exhibits

    The following exhibits are filed as part of, or incorporated by reference into, this report:

       NUMBER                                             EXHIBIT TITLE
       ------                                             -------------
         3.01              --      Registrant's Restated Certificate of Incorporation.(2)

         3.05              --      Registrant's Delaware Bylaws, as amended.(2)

         4.01              --      Form of Specimen Certificate for Registrant's Common
                                   Stock.(2)

        10.01              --      1991 Incentive Stock Plan of the Registrant.(2)

        10.02              --      1993 Incentive Stock Plan of the Registrant.(2)

        10.03              --      Form of Restricted Stock Purchase Agreement of the
                                   Registrant.(2)

        10.04              --      Form of Incentive Stock Option Agreement of the
                                   Registrant.(2)

        10.05              --      Form of Nonstatutory Stock Option Agreement of the
                                   Registrant.(2)

        10.06              --      401(k) Plan of the Registrant.(2)

        10.07              --      Employment Agreement between the Registrant and William M.
                                   Hawkins III dated as of February 1993.(2)

        10.07A             --      Amendment to Employment Agreement between the Registrant and
                                   William M. Hawkins III, dated as of March 22, 1994.(3)

        10.08              --      Form of Indemnity Agreement.(2)

        10.09              --      Lease between Seaport Centre Venture Phase I and the
                                   Registrant for office space at 600 Galveston Drive, Building
                                   5, Redwood City, California.(4)

        10.09A             --      First Amendment to Lease between Seaport Centre Venture
                                   Phase I and the Registrant for office space at 600 Galveston
                                   Drive, Building 5, Redwood City, California.(3)

        10.09B             --      Second Amendment to Lease between Seaport Centre Venture
                                   Phase I and the Registrant for office space at 600 Galveston
                                   Drive, Building 5, Redwood City, California.(5)

        10.10              --      1994 Employee Stock Purchase Plan of the Registrant (6)

        10.11              --      1995 Director Option Plan of the Registrant (6)

        10.12              --      Asset Purchase Agreement between the Registrant and Samsung
                                   Electronics Co., Ltd. (1)(6)

        10.13              --      Second Addendum dated July 23, 1997, to Technology Licensing
                                   Agreement between the Registrant and Matsushita Electronic
                                   Industrial Co., Ltd., dated December 7, 1995 (1) (6)

        10.14              --      WCWA Loan Agreement between the Registrant and Merrill Lynch
                                   & Co. dated November 3, 1998 (7)

        10.15              --      Loan and Security Agreement between the Registrant and Coast
                                   Business Credit dated March 18, 1999 (7)

        10.16              --      Loan and Security Agreement by and among The 3DO Company
                                   (California), The 3DO Company (Delaware), 3DO Europe,
                                   certain lenders as signatories and Foothill Capital
                                   Corporation dated April 6, 2000

        21.01              --      List of Subsidiaries of the Registrant.

        23.01              --      Consent of KPMG LLP.

       NUMBER                                             EXHIBIT TITLE
       ------                                             -------------
        24.01              --      Power of Attorney.

------------------------

(1) Confidential treatment has been granted with respect to certain portions of this document.

(2) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-59166

(3) Incorporated by reference to the exhibits 10.21A, 10.34A, 10.36, 10.37,
    10.38 and 10.39 filed with the Registrant's Registration Statement on Form S-1 No. 33-71364.

(4) Incorporated by reference to the exhibits 10.34, 10.40 and 10.41 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994

(5) Incorporated by reference to the exhibit 10.34B filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995

(6) Incorporated by reference to the exhibits 10.46, 10.47, 10.48 and 10.49 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(7) Incorporated by reference to the same-numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

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

                                                       THE 3DO COMPANY
                                                       a Delaware Corporation

                                                       By:             /s/ JAMES ALAN COOK
                                                            -----------------------------------------
                                                                         James Alan Cook
                                                                    EXECUTIVE VICE PRESIDENT,
                                                                  GENERAL COUNSEL AND SECRETARY
                                                                    (DULY AUTHORIZED OFFICER)

Date: June 29, 2000

                                THE 3DO COMPANY
                            REPORT ON FORM 10-K FOR
                         THE YEAR ENDED MARCH 31, 2000

                               INDEX TO EXHIBITS*

       EXHIBIT
       NUMBER                                   EXHIBIT NAME
---------------------                           ------------
        10.16           Loan and Security Agreement by and among The 3DO Company
                          (California), The 3DO Company (Delaware), 3DO Europe,
                          certain Lenders as Signatories and Foothill Capital
                          Corporation dated April 6, 2000
        21.01           List of Subsidiaries of the Registrant.
        23.01           Consent of KPMG LLP.
        24.01           Power of Attorney.
        27.01           Financial Data Schedule.

------------------------

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.