Form 10-Q
period 2000-06-30
3DO CO
filed 2000-08-14
CIK 898441

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the number of outstanding shares of the registrants' common stock was 36,866,871.

                                                  THE 3DO COMPANY

                                                       INDEX

                                                                                                                        PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 2000                                     3

            Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 2000             4

            Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 2000             5

            Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                   20

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                            20

Item 6.     Exhibits and Reports on Form 8-K                                                                             21

Signatures                                                                                                               21


        PART I        FINANCIAL INFORMATION

        ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                                                  THE 3DO COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)
                                                    (unaudited)

                                                                                            March 31,          June 30,
                                                                                              2000              2000
                                                                                        ----------------   ---------------
        ASSETS
        Current assets:
           Cash and cash equivalents                                                          $ 21,772          $ 15,121
           Short-term investments                                                                   --             2,024
           Accounts receivable, net of allowances of $10,907 and $7,371, respectively           51,760            25,378
           Inventory                                                                             7,607             8,177
           Prepaid and other current assets                                                      1,986             4,301
                                                                                        ----------------   ---------------
        Total current assets                                                                    83,125            55,001

        Property and equipment, net                                                              5,689             6,777
        Restricted cash                                                                          8,240             6,248
        Deposits and other assets                                                                  747               685
                                                                                        ----------------   ---------------
        Total assets                                                                          $ 97,801          $ 68,711
                                                                                        ================   ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
           Accounts payable                                                                   $  1,954          $    998
           Accrued expenses                                                                     12,222            10,142
           Deferred revenue                                                                        205               194
           Short-term debt                                                                       8,579             8,657
           Other current liabilities                                                             1,911             1,911
                                                                                        ----------------   ---------------
        Total current liabilities                                                               24,871            21,902
        Long-term liabilities:
           Obligations under capital leases                                                        114          $     89
                                                                                        ----------------   ---------------
        Total long-term liabilities                                                                114                89
                                                                                        ----------------   ---------------
        Total liabilities                                                                       24,985            21,991

        Stockholders' equity:
           Preferred stock, $.01 par value, 5,000 shares authorized;  no shares issued              --                --
           Common stock, $.01 par value; 125,000 shares authorized;  40,909 and 41,047
             shares issued; 36,689 and 36,827 shares outstanding, respectively                     409               410
           Additional paid-in capital                                                          214,446           214,944
           Accumulated other comprehensive loss                                                   (342)             (675)
           Accumulated deficit                                                                (127,635)         (153,897)
           Treasury stock, at cost, 4,220 shares                                               (14,062)          (14,062)
                                                                                        ----------------   ---------------
        Total stockholders' equity                                                              72,816            46,720
                                                                                        ----------------   ---------------
        Total liabilities and stockholders' equity                                            $ 97,801          $ 68,711
                                                                                        ================   ===============


        See accompanying Notes to Condensed Consolidated Financial Statements.

                                               THE 3DO COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share amounts)
                                                 (unaudited)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                          ---------------------------------
                                                                               1999             2000
                                                                          ---------------  ----------------
        Revenues                                                               $  13,072         $   7,856
        Cost of revenues                                                           3,885             4,292
                                                                          ---------------  ----------------
        Gross profit                                                               9,187             3,564

        Operating expenses:
           Research and development                                                7,659            11,214
           Sales and marketing                                                     5,336            13,896
           General and administrative                                              2,696             3,950
                                                                          ---------------  ----------------
        Total operating expenses                                                  15,691            29,060

                                                                          ---------------  ----------------
        Operating loss                                                            (6,504)          (25,496)

        Net interest and other income                                               (114)               52
                                                                          ---------------  ----------------

        Loss before income and foreign withholding taxes                          (6,618)          (25,444)

        Income and foreign withholding taxes                                         155                18
                                                                          ---------------  ----------------

        Loss before extraordinary charges                                         (6,773)          (25,462)

        Extraordinary loss from early extinguishment of debt                          --               800

                                                                          ---------------  ----------------
        Net loss                                                               $  (6,773)        $ (26,262)
                                                                          ===============  ================

        Basic and diluted net loss per share:
           Loss before extraordinary charges                                   $   (0.26)        $   (0.69)
                                                                          ---------------  ----------------

           Extraordinary loss from early extinguishment  of debt               $      --         $   (0.02)
                                                                          ---------------  ----------------
           Net loss                                                            $   (0.26)        $   (0.71)
                                                                          ===============  ================

        Shares used to compute basic net loss per share                           25,641            36,747
                                                                          ===============  ================

        Shares used to compute diluted net loss per share                         25,641            36,747
                                                                          ===============  ================


        See accompanying Notes to Condensed Consolidated Financial Statements.

                                              THE 3DO COMPANY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (unaudited)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                   ---------------------------------------
                                                                                          1999                  2000
                                                                                   ------------------     ----------------
       Cash flows from operating activities:
          Net loss                                                                        $  (6,773)           $ (26,262)
            Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
               Depreciation and amortization                                                    573                  846
               Deferred revenue                                                                (116)                 (11)
               Changes in operating assets and liabilities:
                 Accounts receivable, net                                                     8,942               26,382
                 Prepaid and other assets                                                      (279)              (2,365)
                 Inventory                                                                      217                 (570)
                 Accounts payable                                                              (636)                (956)
                 Accrued expenses                                                             1,417               (2,080)
                 Other liabilities                                                             (423)                 --
                                                                                   ------------------     ----------------
       Net cash provided by (used in) operating activities                                    2,922               (5,016)
                                                                                   ------------------     ----------------

       Cash flows from investing activities:
          Short-term investments, net                                                         9,552               (2,015)
          Capital expenditures                                                               (1,164)              (1,824)
                                                                                   ------------------     ----------------
       Net cash provided by (used in) investing activities                                    8,388               (3,839)
                                                                                   ------------------     ----------------
       Cash flows from financing activities:
          Restricted Cash                                                                        --                1,992
          Repayment of short-term debt                                                       (9,505)              (8,579)
          Proceeds from short-term debt                                                       7,888                8,657
          Proceeds from issuance of common stock, net                                           480                  499
          Payments on capital lease obligations                                                 (14)                 (25)
                                                                                   ------------------     ----------------
       Net cash provided by (used in) financing activities                                   (1,151)               2,544
                                                                                   ------------------     ----------------

       Effect of exchange rate changes on cash and cash equivalents                              --                 (340)
                                                                                   ------------------     ----------------

       Net increase (decrease) in cash and cash equivalents                                  10,159               (6,651)

       Cash and cash equivalents at beginning of period                                       2,256               21,772
                                                                                   ------------------     ----------------

       Cash and cash equivalents at end of period                                         $  12,415            $  15,121
                                                                                   ==================     ================

       Supplemental cash flow information:

         Cash paid during the period for:
            Interest                                                                      $     236            $     505

       See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

         The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of June 30, 2000 and for the quarters ended June 30, 1999 and 2000 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) necessary for the fair presentation of the financial position and results of operations for the interim periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results expected for the entire year.

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

         In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2 SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. SOP 97-2 is effective for the Company for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company has adopted SOP 97-2 in the prior fiscal year. However, the effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

         In December 1998, the AICPA issued SOP 98-9, modification of SOP 97-2 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP 98-9 did not have a material impact on the Company.


NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options to purchase common stock using the treasury stock method.

For all periods presented, there were no adjustments to net income (loss), as reported in the condensed consolidated statements of operations, for the purpose of determining net income (loss) used in the calculation of basic and diluted net income (loss) per share. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                                                Three Months Ended
  (in thousands, except per share amounts)                                                           June 30,
                                                                                         ---------------------------------
                                                                                               1999              2000
                                                                                         ---------------    --------------
  Net loss                                                                                    $ (6,773)        $ (26,262)
  Shares used to compute basic net loss per share -  Weighted-average
      number of common shares outstanding                                                       25,641            36,747

  Effect of stock options outstanding using the treasury stock method                               --                --

                                                                                         ---------------    --------------
  Shares used to compute diluted net loss per share                                             25,641            36,747

  Basic net loss per share                                                                     $ (0.26)          $ (0.71)

  Diluted net loss per share                                                                   $ (0.26)          $ (0.71)


Options to purchase 11,542,151 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter ended June 30, 1999 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.45. Options to purchase 16,308,199 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter ended June 30, 2000 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $5.94.

NOTE 4 - COMPREHENSIVE INCOME

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

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 -----------------------------
                                                                                       1999           2000
                                                                                 -----------------------------
Net loss........................................................................       $(6,773)    $(26,262)
Change in cumulative translation adjustment.....................................             -         (342)
Change in unrealized loss on marketable securities..............................           (14)           9
                                                                                 -----------------------------
Total comprehensive loss........................................................       $(6,787)    $(26,595)



NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137 and SFAS No. 138, will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

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

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The SEC has recently indicated that it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this guidance is issued, the Company is unable to assess the impact, if any, that it may have on its financial condition or results of operations.

NOTE 6 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                           ----------------- ------------------
                                                                  1999              2000
                                                           ----------------- ------------------
             Revenues:
               PC                                                  $  7,111           $  2,414
               Console                                                5,869              5,382
               Other                                                     92                 60
                                                           ================= ==================
             Total revenues                                        $ 13,072           $  7,856
                                                           ================= ==================

During the quarter ended June 30, 1999, the Company's two top customers each accounted for 12% and 11% of revenues, respectively. For the three months ended June 30, 2000, the Company's three top customers each accounted for 20%, 14% and 11% of revenues, respectively.

The Company's export sales, primarily to Japan and the United Kingdom, were approximately $1.8 million and $0.7, or 13% and 9% of total revenues for the quarter ended June 30, 1999 and 2000, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 7 - SHORT-TERM DEBT

In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishments of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with Foothill Capital.

The Foothill Capital credit facility allows the Company to borrow up to $50.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of June 30, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40 million.

NOTE 8 - RESTRICTED CASH

As of June 30, 2000, the Company has approximately $6.2 million in restricted cash. The restricted cash balance primarily consisted of $6.1 million in short-term investments collateralized against the letter of credit on a twelve year lease for a new office facility. The Company entered into the lease with Cornerstone Properties, Inc. in December 1999. The remaining $0.1 million was used as collateral against letters of credit for various equipment leases.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the PlayStation and Nintendo-Registered Trademark- 64 video game consoles, the Nintendo GameBoy Color hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men-Registered Trademark-, BattleTanx-TM-, Family Game Pack-Registered Trademark-, Heroes of Might and Magic-Registered Trademark-, High Heat Baseball-Registered Trademark-, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the vast majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition.

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

         Software publishing revenues consist primarily of revenues from the sale of software titles published and distributed by us and license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of shipment, provided that we have no related outstanding obligations. Software licensing revenues are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized as earned. We recognized revenue from our Meridian 59 online service monthly upon customers' usage.

         Cost of software publishing revenues consists primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony-Registered Trademark-and Nintendo and, to a lesser extent, royalties payable to third-party developers and licensors. Cost of revenues for interactive entertainment software varies significantly by platform. Cost of revenues for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues for personal computer titles primarily consists of the cost of the CD-ROM and packaging.

         Research and development expenses consist primarily of personnel and support costs. Internal development costs of software titles are expensed as incurred and included in research and development expenses.

         Sales and marketing expenses primarily consist of advertising and retail marketing support, sales commissions, sales and marketing personnel costs and other costs.

         We expect to continue to incur substantial expenditures to develop our business in the future. We expect that our operating results will fluctuate as a result of a wide variety of factors, including the factors described in "Risk Factors."

This Form-10Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements contained in statements under "Management's Discussion and Analysis of Financial Resources and Results of Operations" and "Business." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q.

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

      -     our expectations regarding product development and releases;

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

      - our expectations regarding Sony's plan to supply 10 million PlayStation 2 computer entertainment systems by March 2001, and its plan to release 5 million PlayStation game consoles by March 2001.

      - our expectations regarding the volatility of our revenues in the first two quarters in fiscal year 2001.

      - our ability to identify and conclude appropriate agreements with several acquisition targets as well as additional strategic partners.

      - our expectations regarding the private placement investment to be conducted with Trip Hawkins.

RESULTS OF OPERATIONS

REVENUES. Revenues were $7.9 million for the three months ended June 30, 2000, a decrease of $5.2 million, or 40% from $13.1 million for the three months ended June 30, 1999. The decrease was principally due to the decreased number of software titles published and distributed during the quarter ended June 30, 2000 compared to the same quarter in the prior fiscal year. Moreover, the interactive entertainment software industry has experienced a slowdown in entertainment software sales as consumers delayed their purchases pending the release of the highly anticipated PlayStation 2 system expected in the United Stated in late October 2000. Sales of interactive entertainment software for the personal computer, video game console platforms and other products comprised 30%, 69% and 1% for the quarter ended June 30, 2000 compared to 54%, 45% and 1% for the quarter ended June 30, 1999, respectively. The change in product mix was due primarily to the expansion of our product lines for the console platforms. For the current fiscal quarter, the Company revised its price protection reserve to more closely reflect the Company's historical experience. As a result, the price protection reserve was $1.7 million lower than if the Company applied the former method of estimating the price protection reserve.

COST OF REVENUES. Cost of revenues were $4.3 million for the quarter ended June 30, 2000, an increase of $0.4 million, or 10% from $3.9 million for the three months ended June 30, 1999. The increase was primarily due to the change in product mix to 69% of sales derived from the video game console platforms in the quarter ended March 31, 2000 compared to 45% in the same quarter last year. The video game console platforms, including the Nintendo N64, the Sony PlayStation and the Nintendo Game Boy Color, have higher cost of goods compared to the personal computer platform. Furthermore, software licensing revenue, which has no associated cost of goods, accounted for 9% of total revenues for the quarter ended June 30, 2000 compared to 16% for the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses totaled $11.2 million for the three months ended June 30, 2000, an increase of $3.5 million, or 45%, from $7.7 million for the same period in the prior fiscal year. This increase was primarily due to higher on-going expenses as we developed more titles for our currently supported platforms and began to develop products for the next generation video game console systems.

SALES AND MARKETING. Sales and marketing expenses grew to $13.9 million for the quarter ended June 30, 2000, an increase of $8.6 million, or 162% from $5.3 million for the quarter ended June 30, 1999. This increase was primarily due to marketing expenses related to our April 2000 television ad campaigns for all of our major brands including BattleTanx, Army Men and High Heat Baseball. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.0 million for the three months ended June 30, 2000, an increase of $1.3 million, or 48%, from $2.7 million for the same period last year. The increase was primarily due to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, PlayStation, Nintendo Color GameBoy, Nintendo 64 and the next generation console platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME. Net interest and other income was $0.1 million for the three months ended June 30, 2000, an increase of $0.2 million compared to a net loss of $0.1 million for the same period in the prior fiscal year. The increase in net interest and other income was primarily due to the increase in cash and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $33.1 million as of June 30, 2000 compared to $58.1 million as of March 31, 2000. Our principal sources of liquidity are cash and cash equivalent balances and short-term investment balances, which were $17.1 million at June 30, 2000 and $21.8 million at March 31, 2000. The decrease was primarily due to the $5.0 million cash used in operating activities and $1.8 million in capital expenditures.

In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital. The Foothill Capital credit facility allows us to borrow up to $50.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of June 30, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million. As of June 30, 2000, our outstanding loan balance under this facility was $8.7 million.

We expect to incur negative cash flows for the remainder of fiscal 2001, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the second half of this fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2001 will be related to marketing and advertising, as we continue to raise the brand awareness of our products. We expect that additional capital will be required before the end of the second quarter of this fiscal year. The level of financing required will depend on the rate at which we release products and the resulting sale of these products, the market acceptance of such products and the levels of advertising and promotions required to promote market acceptance of our products. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

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

      -     delays in production and shipment.

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

OUR SALES ARE SEASONAL, AND WE DEPEND ON STRONG SALES DURING THE HOLIDAY SEASON.

         Sales of our titles are seasonal. Our peak shipments typically occur in the third and fourth calendar quarters (our second and third fiscal quarters) as a result of increased demand during the year-end holiday season. If we do not achieve strong sales in the second half of each fiscal year, our fiscal year results would be adversely affected.

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

         If we fail to accurately anticipate and promptly respond to these factors, our sales could decline. If we do not achieve adequate market acceptance of a title, we could be forced to accept substantial product returns or grant significant markdown allowances to maintain our relationships with retailers and our access to distribution channels.

IF WE DO NOT CREATE TITLES FOR NEW HARDWARE PLATFORMS, OUR REVENUES WILL
DECLINE.

         The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game systems, including the Nintendo 64, GameBoy Color and PlayStation. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various hardware platforms and operating systems, our business could be seriously harmed.

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

IF OUR NEW PRODUCTS HAVE DEFECTS, WE COULD LOSE POTENTIAL REVENUES AND INCREASE OUR COSTS.

         Software products such as those we offer frequently contain errors or defects. Despite extensive product testing, in the past we have released products with software errors. This is likely to occur in the future as well. We offer warranties on our products, and may be required to repair or replace or refund the purchase price of our defective products. Although we periodically offer software patches for our personal computer products, such errors may result in a loss of or delay in market acceptance and cause us to incur additional expenses and delays to fix these errors.

OUR GROSS MARGINS CAN BE SIGNIFICANTLY AFFECTED BY THE MIX OF PRODUCTS WE SELL.

         We typically earn a higher gross margin on sales of games for the personal computer platform. Gross margins on sales of products for game console platforms are generally lower because of:

      -     license fees payable to Sony and Nintendo; and

      - higher manufacturing costs for game cartridges for the Nintendo 64 console platform.

         Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, PlayStation, Nintendo 64 and GameBoy Color platforms.

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

         Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sega has recently introduced its Dreamcast system worldwide, which has received very positive responses from both retailers and consumers. We recently entered into agreements with UBI Soft Entertainment and Midway under which UBI Soft and Midway, respectively, will adapt Heroes of Might and Magic III and Army Men Sarge's Heroes for the Dreamcast System. Sony recently released the next generation of the PlayStation in Japan, and has announced plans to release it in the United States in October 2000 and in Europe in November 2000. Nintendo has stated that it is in the process of developing a new video game platform currently referred to as the Nintendo "Dolphin" system. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

         Our competitors include the following:

         - Other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim Entertainment Inc., Activision, Inc., Eidos plc, Electronic Arts, GT Interactive Software Corp., Interplay Entertainment Corp., Lucas Arts Entertainment Company, Midway Games, Inc., Take Two Interactive, and THQ Inc.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

         Our arrangements with retailers for published titles frequently require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $3.2 million for the quarter ended June 30, 2000. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

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

         Our license with Sony covering the United States for the PlayStation game console terminates in September 2001, while our license with Nintendo for the publishing of N64 titles in the Western hemisphere terminates in May 2001. Our license with Sony covering publishing in the many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo regarding publishing for Game Boy Color in the Western hemisphere terminates on October 1, 2002, and for the European Community and select other countries in the former Soviet Union and South Africa terminates on January 28, 2003. Our license for the N64 system for the European Community and select countries in the former Soviet Union and South Africa terminates on November 25, 2002. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed.

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

IF INTERNET-BASED GAMEPLAY BECOMES POPULAR, WE WOULD NEED TO QUICKLY DEVELOP PRODUCTS AND ESTABLISH A VIABLE INTERNET BUSINESS MODEL.

         During the first quarter of fiscal 2001, we offered a role playing fantasy game called "Meridian 59," which was a server-based Internet game. This type of game's software resided on a remote server, and was played only by accessing that server via the Internet. Meridian 59 did not achieve significant market penetration. We have provided free play time and other incentives, such as discounts and contests, to interest the limited number of consumers currently in the Internet game market to try Meridian 59. We did not establish that any of these incentives, the availability of server-based games on the Internet or whether the expenses we incurred in offering these incentives resulted in significant growth in the use of our server-based Internet games or would generate revenues for us in the future. As a result of these factors, we announced that we would discontinue the availability of Meridian 59 in June. The product continues to be offered to users for free until August. A number of software publishers who competed with us have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

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

WE DEPEND ON OUR KEY PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL QUALIFIED PERSONNEL.

         Our success is largely dependent on the personal efforts of certain personnel, especially Trip Hawkins. Our success is also dependent upon our ability to hire and retain additional qualified operating, marketing, technical and financial personnel. We rely heavily on our own internal development studios to develop the majority of our products. The loss of any key developers or groups of developers may delay the release of our products. Competition for personnel is intense, especially in the San Francisco Bay area where we maintain our headquarters, and we cannot be certain that we will successfully attract and retain additional qualified personnel.

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

         Legislation is currently pending at both the federal and state level in the United States and in certain foreign jurisdictions to establish mandatory video game rating systems. Mandatory government-imposed interactive entertainment software products rating systems may eventually be adopted in many countries, including the United States. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur and publishers may be required to modify or remove products from the market. However, we are unable to predict what effect, if any, such rating systems would have on our business.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         Disclosures of our operating results (particularly if below the estimates of securities industry analysts), announcements of various events by us or our competitors, and the development and marketing of new titles affecting the interactive entertainment software industry, as well as other factors, may cause the market price of our common stock to change significantly over short periods of time.

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

         During our second fiscal year quarter, we anticipate that we will need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in the secondary offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, or take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.

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

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

         We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends for the foreseeable future. In addition, our line of credit with Foothill Capital prohibits the payment of dividends.

ANTI-TAKEOVER PROVISIONS MAY PREVENT AN ACQUISITION.

         Provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents, short-term investments and restricted cash as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 2000:

                       Average
                    Interest Rate            Cost               Fair Value
                   ----------------    -----------------     -----------------
                                         (in thousands)        (in thousands)
Fixed rate                 6.38%           $   8,241             $   8,272



The aggregate fair value of our restricted cash as of June 30, 2000, by contractual maturity date, consisted of the following:

                                                                 AGGREGATE FAIR
                                                                     VALUE
                                                                 --------------
                                                                 (in thousands)
Due in one year or less.....................................         $ 6,271
Due in one to three years...................................         $ 2,001


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) 27.01   Financial Data Schedule

      (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE 3DO COMPANY

Dated:  August 11, 2000                      /S/  KATHLEEN R. MCELWEE
                                             ---------------------------------
                                             Kathleen R. McElwee
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)
                                             (Duly authorized officer)