Form 10-Q
period 2000-09-30
3DO CO
filed 2000-11-14
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the number of outstanding shares of the registrants' common stock was 46,889,878.

                                 THE 3DO COMPANY

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I            FINANCIAL INFORMATION PAGE

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2000 and September 30, 2000                                3

                  Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1999         4
                  and 2000

                  Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 2000          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                         9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   21

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                            21

Item 2.           Change in Securities and Use of Proceeds                                                                     21

Item 3.           Defaults Upon Senior Securities                                                                              22

Item 4.           Submission of Matters to a Vote of Security Holders                                                          22

Item 5.           Other Information                                                                                            23

Item 6.           Exhibits and Reports on Form 8-K                                                                             23

Signatures                                                                                                                     23

        PART I        FINANCIAL INFORMATION

        ITEM 1.       FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                         March 31,          September 30,
                                                                                           2000                  2000
                                                                                       ---------------     ---------------
       ASSETS
       Current assets:
          Cash and cash equivalents                                                        $  21,772           $  10,526
          Accounts receivable, net of allowances of $10,907 and $6,399, respectively          51,760              31,885
          Inventory                                                                            7,607               4,970
          Prepaid inventory                                                                       --               4,637
          Prepaid and other current assets                                                     1,986               5,799
                                                                                       ---------------     ---------------
       Total current assets                                                                   83,125              57,817

       Property and equipment, net                                                             5,689              10,826
       Restricted cash                                                                         8,240               6,777
       Deposits and other assets                                                                 747                 527
                                                                                       ---------------     ---------------

       Total assets                                                                        $  97,801           $  75,947
                                                                                       ===============     ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                                                 $   1,954           $   1,550
          Accrued expenses                                                                    12,222              15,225
          Deferred revenue                                                                       205                 364
          Short-term debt                                                                      8,579               3,467
          Other current liabilities                                                            2,025               1,557
                                                                                       ---------------     ---------------
       Total current liabilities                                                              24,985              22,163

                                                                                       ---------------     ---------------
       Total liabilities                                                                      24,985              22,163

       Stockholders' equity:
          Preferred stock, $.01 par value, 5,000 shares authorized;  no shares issued             --                  --
          Common stock, $.01 par value; 125,000 shares authorized; 40,909 and
            44,642 shares issued; 36,689 and 40,421 shares outstanding, respectively              409                 446
          Additional paid-in capital                                                          214,446             239,202
          Accumulated other comprehensive loss                                                   (342)             (1,172)
          Accumulated deficit                                                                (127,635)           (170,630)
          Treasury stock, at cost, 4,220 shares                                               (14,062)            (14,062)
                                                                                       ---------------     ---------------
       Total stockholders' equity                                                              72,816              53,784
                                                                                       ---------------     ---------------

       Total liabilities and stockholders' equity                                           $  97,801           $  75,947
                                                                                       ===============     ===============



See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                       September 30,                    September 30,
                                                               ------------------------------  ----------------------------
                                                                   1999            2000            1999           2000
                                                               --------------  --------------  -------------  -------------

       Revenues                                                     $ 20,705        $ 22,935       $ 33,777       $ 30,791
       Cost of revenues                                                8,701          14,744         12,586         19,036
                                                               --------------  --------------   -------------  -------------
       Gross profit                                                   12,004           8,191         21,191         11,755

       Operating expenses:
          Research and development                                     9,302          11,657         16,960         22,872
          Sales and marketing                                          5,511           7,615         10,848         21,510
          General and administrative                                   3,052           3,827          5,748          7,777
                                                               --------------  --------------  -------------  -------------
       Total operating expenses                                       17,865          23,099         33,556         52,159

                                                               --------------  --------------  -------------  -------------
       Operating loss                                               $ (5,861)       $(14,908)      $(12,365)      $(40,404)

       Amortization of warrant issuance                                   --          (1,557)             --        (1,557)
       Net interest and other income (expense)                           105            (268)            (9)          (216)
                                                               --------------  --------------  -------------  -------------

       Loss before income and foreign withholding taxes               (5,756)        (16,733)       (12,374)       (42,177)

       Income and foreign withholding taxes                              167              --            322             18
                                                               --------------  --------------  -------------  -------------

       Loss before extraordinary charges                              (5,923)        (16,733)       (12,696)       (42,195)

       Extraordinary loss from early extinguishment of debt               --              --             --            800
                                                               --------------  --------------  -------------  -------------

       Net loss                                                     $ (5,923)      $ (16,733)     $ (12,696)      $(42,995)
                                                               ==============  ==============  =============  =============

       Basic and diluted net loss per share:
       Loss before extraordinary charges                            $  (0.18)      $   (0.45)     $  (0.44)       $ (1.14)
                                                               --------------  --------------  -------------  -------------

       Extraordinary loss from early extinguishment of debt               --              --              --         (0.02)
                                                               --------------  --------------  -------------  -------------

       Net loss per share                                           $  (0.18)      $   (0.45)     $   (0.44)      $  (1.16)
                                                               ==============  ==============  =============  =============

       Shares used to compute basic net loss per share                32,349          37,483         28,995         37,115
                                                               ==============  ==============  =============  =============

       Shares used to compute diluted net loss per share              32,349          37,483         28,995         37,115
                                                               ==============  ==============  =============  =============




See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Six Months Ended September 30,
                                                                                   ---------------------------------------
                                                                                         1999                  2000
                                                                                   ------------------     ----------------
       Cash flows from operating activities:
          Net loss                                                                         $ (12,696)           $ (42,995)
            Adjustments to reconcile net loss to net cash provided by
              (used in) operating activities:
               Depreciation and amortization                                                   1,186                1,762
               Deferred revenue                                                                  101                  159
               Amortization of warrant issuance                                                   --                1,557
               Changes in operating assets and liabilities:
                 Accounts receivable, net                                                        696               19,875
                 Prepaid and other assets                                                     (4,754)              (3,817)
                 Prepaid inventory                                                                --               (4,637)
                 Inventory                                                                    (3,444)               2,637
                 Accounts payable                                                             (1,099)                (404)
                 Accrued expenses                                                              4,928                3,003
                 Other liabilities                                                              (443)                (411)
                                                                                   ------------------     ----------------
       Net cash used in operating activities                                                 (15,525)             (23,271)
                                                                                   ------------------     ----------------

       Cash flows from investing activities:
          Short-term investments, net                                                         11,621                   39
          Capital expenditures                                                                (2,064)              (6,675)
                                                                                   ------------------     ----------------
       Net cash provided by (used in) investing activities                                     9,557               (6,636)
                                                                                   ------------------     ----------------

       Cash flows from financing activities:
          Restricted cash                                                                     (8,055)               1,463
          Repayment of short-term debt                                                        (9,438)              (5,112)
          Proceeds from issuance of convertible debt                                              --               20,000
          Proceeds from secondary offering, net                                               46,403                   --
          Proceeds from issuance of common stock, net                                          2,747                3,234
          Payments on capital lease obligations                                                  (25)                 (55)
                                                                                   ------------------     ----------------
       Net cash provided by financing activities                                              31,632               19,530
                                                                                   ------------------     ----------------

        Effect of exchange rate on cash                                                           67                 (869)
                                                                                   ------------------     ----------------

       Net increase (decrease) in cash and cash equivalents                                   25,731              (11,246)

       Cash and cash equivalents at beginning of period                                        2,256               21,772
                                                                                   ------------------     ----------------

       Cash and cash equivalents at end of period                                          $  27,987            $  10,526
                                                                                   ==================     ================

       Supplemental cash flow information:
          Cash paid during the period for:
             Interest                                                                      $     468            $     781
                                                                                   ==================     ================

See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of September 30, 2000 and for the quarters and six months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of only normal recurring items, except where indicated) necessary for the fair presentation of the financial position and results of operations for the interim periods.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the quarter and six months ended September 30, 2000 are not necessarily indicative of the results expected for the entire year.

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

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. SOP 97-2 is effective for the Company for transactions entered into after March 31, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company adopted SOP 97-2 in the prior fiscal year. The effect of adopting SOP 97-2 did not have a material impact on the Company's consolidated results of operations or financial position.

In December 1998, the AICPA issued SOP 98-9 SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 is effective for the Company for transactions entered into after March 31, 1999. The effect of adopting SOP-98-9 did not have a material impact on the Company.

NOTE 3 - CAPITALIZED SOFTWARE

Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. To date, the establishment of technological feasibility for internal development projects has substantially coincided with general release and the Company has not capitalized any software development costs on internal development projects as the eligible costs are immaterial. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In the current quarter the Company began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by the existing products and as a result the Company capitalized approximately $1.2 million of external development costs during the quarter ended September 30, 2000. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues.

NOTE 4 - NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options to purchase common stock using the treasury stock method.

For all periods presented, there were no adjustments to net loss, as reported in the condensed consolidated statements of operations, for the purpose of determining net loss used in the calculation of basic and diluted net income loss per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                    Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                                 -------------------------    ---------------------------
                                                                    1999          2000           1999           2000
                                                                 -----------    ----------    ------------   ------------
  Net loss                                                          $(5,923)     $(16,733)       $(12,696)      $(42,995)
  Shares used to compute basic net loss per share - Weighted
      average number of common shares outstanding                    32,349        37,483          28,995         37,115

  Effect of stock options outstanding using the treasury
      stock method                                                       --            --              --             --

                                                                 -----------    ----------     ------------   ------------
  Shares used to compute diluted net loss per share                  32,349        37,483          28,995         37,115

  Basic net loss per share                                          $ (0.18)      $ (0.45)        $ (0.44)       $ (1.16)

  Diluted net loss per share                                        $ (0.18)      $ (0.45)        $ (0.44)       $ (1.16)

Options to purchase 13,139,005 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and six months ended September 30, 1999 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.11 for the quarter and six months ended September 30, 1999. Options to purchase 16,133,469 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and six months ended September 30, 2000 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $5.41 for the quarter and six months ended September 30, 2000.

NOTE 5 - COMPREHENSIVE INCOME

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

                                                                Three Months Ended              Six Months Ended
                                                                   September 30,                  September 30,
                                                            ----------------------------   ----------------------------
                                                                  1999            2000           1999            2000
                                                            -------------   ------------   ------------    ------------
    Net loss                                                    $ (5,923)     $ (16,733)     $ (12,696)       $(42,995)

    Change in cumulative translation adjustment                       67           (526)            67            (869)

    Change in unrealized loss on marketable securities                38             30             25              39
                                                            -------------   ------------   ------------    ------------

    Total comprehensive loss                                    $ (5,818)     $ (17,229)     $ (12,604)       $(43,825)
                                                            =============   ============   ============    ============

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company adopted EITF No. 00-03 in the second quarter of fiscal 2001 and it did not have a material impact on the results of operations or financial condition.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted Interpretation No. 44 in the second quarter of fiscal 2001 and it did not have a material impact on the results of operations or financial condition.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company will adopt SAB101 no later than the quarter ended March 31, 2001 and is currently assessing the impact, if any, that it may have on its financial condition or results of operations.

NOTE 7 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------- ---------------  -----------------------------

                                                     1999            2000            1999           2000
                                                 -------------- ---------------  -------------- --------------
       Revenues:
         PC                                         $    4,363        $  4,003        $ 11,473       $  6,418
         Console                                        16,242          18,744          22,111         24,126
         Other                                             100             188             193            247
                                                 -------------- ---------------  -------------- --------------
       Total revenues                               $   20,705        $ 22,935        $ 33,777       $ 30,791
                                                 ============== ===============  ============== ==============

During the quarter ended September 30, 1999, the Company's two top customers each accounted for 20% and 12% of revenues. For the six months ended September 30, 1999, the Company had one customer that accounted for 17% of revenues. During the three months ended September 30, 2000, the Company's three top customers each accounted for 14%, 10% and 10% of revenues. For the six months ended September 30, 2000, the Company's two top customers each accounted for 14% and 10% of revenues.

The Company's export sales, primarily to Japan and the United Kingdom, were approximately $2.0 million and $1.1 million, or 10% and 5% of total revenues for the quarters ended September 30, 1999 and 2000, and were approximately $3.8 million and $1.6 million, or 11% and 5% of total revenues for the six months ended September 30, 1999 and 2000, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 8 - LINES OF CREDIT

In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with Foothill Capital.

The Foothill Capital credit facility allows the Company to borrow up to $50.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of September 30, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40 million.

NOTE 9 - RESTRICTED CASH

As of September 30, 2000, the Company has approximately $6.8 million in restricted cash. The restricted cash balance primarily consisted of $6.1 million in short-term investments and collateralized against the letter of credit on a twelve-year lease for a new office facility. The Company entered into the lease with Cornerstone Properties, Inc. in December 1999. The remaining $0.7 million was used as collateral against letters of credit for various equipment leases.

NOTE 10 - CONVERTIBLE DEBT

On August 16, 2000 the Company sold a $2 million convertible promissory note to the Company's Chief Executive Officer and Chairman of the Board, William M.
(Trip) Hawkins III. The note was due and payable upon the earlier of demand by the holder or August 16, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at a price of $6.9375 per share. On September 13, 2000 the note and accrued interest were converted into 290,474 shares of Common Stock.

On August 23, 2000 the Company sold an $18 million convertible promissory note to Mr. Hawkins. The note was due and payable upon the earlier of demand by the holder or August 23, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at a price of $6.9375 per share. On September 13, 2000 the note and accrued interest were converted into 2,609,167 shares of Common Stock.

Associated with the issuance of the promissory notes, the company issued 432,432 warrants to Mr. Hawkins at a exercise price of $20 per share. These warrants have a five year term. Using the Black Scholes valuation model, the company estimated the fair value of the warrants at $3.60 per share and expensed $1.6 million associated with the issuance.

NOTE 10 - SUBSEQUENT EVENT

On October 31, 2000 the Company sold 6,464,647 shares of Common Stock at the stock's closing price that day of $3.09375 per share. As part of the transaction the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. The Company's Chief Executive Officer and Chairman of the Board, William
M. (Trip) Hawkins III, purchased 4,848,485 of these shares and was issued 969,997 warrants on terms equivalent with third party purchasers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, the Nintendo Game Boy Color hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, Vegas Games and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the vast majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

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

Cost of software publishing revenues consist primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo and, to a lesser extent, royalties payable to third-party developers and licensors. Cost of revenues for interactive entertainment software varies significantly by platform. Cost of revenues for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues for personal computer titles primarily consists of the cost of the CD-ROM and packaging.

Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. To date, the establishment of technological feasibility for internal development projects has substantially coincided with general release and the Company has not capitalized any software development costs on internal development projects, as the eligible costs are immaterial. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In the current quarter the Company began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by existing products and as a result the Company capitalized external development costs during the quarter ended September 30, 2000. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues.

Sales and marketing expenses consist primarily of advertising and retail marketing support, sales commissions, sales and marketing personnel costs and other costs.

General and administration expenses consist primarily of administrative expenses related to finance, accounting, legal, operations, information technology, customer service and other associated costs.

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

          These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this 10-Q. Such forward-looking statements include statements as to, among others:

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

          - our ability to fully apply and utilize our Internet patent to develop a new Internet business model;

          - our expectations regarding profits to be earned from our core business;

          -         our ability to release a slate of PlayStation 2 titles;

          - our ability to release several new brands, new game genres and to expand into new market segments; and

          - our ability to identify and conclude appropriate agreements with additional strategic partners.

RESULTS OF OPERATIONS

REVENUES. Revenues were $22.9 million for the three months ended September 30, 2000, an increase of $2.2 million, or 11% from $20.7 million for the three months ended September 30, 1999. The increase was due primarily to an increase in the number of titles released during the quarter ended September 30, 2000 compared to the same period last year. Revenues were $30.8 million for the six months ended September 30, 2000, a decrease of $3.0 million, or 9% from $33.8 million for the six months ended September 30, 1999. The decrease is primarily due to a general slowdown of software sales in the interactive entertainment industry as consumers delayed their purchases, particularly in the quarter ended June 30, 2000, pending the release of the highly anticipated Sony PlayStation 2 in October 2000. Sales of interactive entertainment software for the personal computer, video game console platforms and other products comprised 17%, 82% and 1% for the quarter ended September 30, 2000 compared to 21%, 78% and 1% for the quarter ended September 30, 1999, respectively. For the six months ended September 30, 2000, sales of interactive entertainment software for personal computer, video game console platforms and other products comprised 21%, 78% and 1%, compared to 34%, 65% and 1%, for the same period last year. The change in product mix was due primarily to the expansion of our product lines for the console platforms.

COST OF REVENUES. Cost of revenues were $14.7 million for the quarter ended September 30, 2000, an increase of $6.0 million, or 69% from $8.7 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, cost of revenues were $19.0 million, an increase of $6.5 million, or 51% over the prior year amount of $12.6 million. This increase was primarily due to an increase in the number of units shipped as well as a shift in the product mix towards video game console products, which have a higher cost of goods. Furthermore, software licensing revenue, which has no associated cost of goods, accounted for 6% of total revenues for the quarter ended September 30, 2000 compared to 10% for the same period last year. For the six months ended September 30, 2000, software licensing accounted for 7% of total revenue compared to 13% for the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses totaled $11.7 million for the three months ended September 30, 2000, an increase of $2.4 million, or 25%, from $9.3 million for the same period in the prior fiscal year. For the six months ended September 30, 2000, research and development expenses were $22.9 million, an increase of $5.9 million, or 35% over the prior year amount of $17.0 million. This increase was primarily due to higher on-going expenses as we developed more titles for our currently supported platforms and began to develop products for the next generation video game console systems. This increase was offset by capitalized external development related to localization and platform translation costs after individual titles reached technical feasibility. These capitalized costs were approximately $1.2 million for the three and six months ended September 30, 2000. We expect research and development costs to increase as we continue to expand the development of new products.

SALES AND MARKETING. Sales and marketing expenses grew to $7.6 million for the quarter ended September 30, 2000, an increase of $2.1 million, or 38% from $5.5 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, sales and marketing expenses were $21.5 million, an increase of $10.7 million, or 98% over the prior year amount of $10.8 million. This increase was primarily due to marketing expenses related to our television ad campaigns during July 2000 for Air Combat and during April 2000 for our major brands that shipped during the fourth quarter of fiscal 2000, including BattleTanx, Army Men and High Heat Baseball. We anticipate that sales and marketing expenses will increase in the future as additional software titles are released.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.8 million for the three months ended September 30, 2000, an increase of $.8 million, or 25%, from $3.1 million for the same period last year. For the six months ended September 30, 2000, general and administrative expenses were $7.8 million, an increase of $2.1 million, or 35% over the prior year amount of $5.7 million. The increase was primarily due to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Sony PlayStation 2, Nintendo Color Game Boy, Nintendo 64 and the next generation console platforms. We expect that general and administrative expenses will continue to increase in the future.

NET INTEREST AND OTHER INCOME (EXPENSE). Net interest and other income (expense), excluding interest associated with a warrant issuance, was a net expense of $0.3 million for the three months ended September 30, 2000, a decrease of $0.4 million compared to income of $0.1 million for the three months ended September 30, 1999. The change consisted of a decrease in interest income of $0.1 million, an increase in interest expense of $0.1 million and an increase in currency translation loss of $0.2 million for the three months ended September 30, 2000. For the six months ended September 30, 2000 net interest and other expense was $0.2 million, an increase in expense of $0.2 million over the same period of the prior year. The change consisted of an increase in interest income of $0.3 million, an increase in interest expense of $0.3 million and an increase in currency translation loss of $0.2 million for the six months ended September 30, 2000. The change in interest income and interest expense was due to fluctuating cash balances and increased activity on the line of credit. During the three months ended September 30, 2000, the company recognized interest expense of $1.6 million associated with the issuance of warrants (see Note 9).

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $35.7 million as of September 30, 2000 compared to $58.1 million as of March 31, 2000. Our principal sources of liquidity are cash and cash equivalent balances, which were $10.5 million at September 30, 2000 and $21.8 million at March 31, 2000. The decrease was primarily due to the $23.2 million cash used in operating activities and $6.7 million in capital expenditures offset by cash provided by financing activities of $19.5 million.

In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital. The Foothill Capital credit facility allows us to borrow up to $50.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of September 30, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million. As of September 30, 2000, our outstanding loan balance under this facility was $3.5 million.

We expect to incur negative cash flows for the remainder of the fiscal year ended March 31, 2001, primarily due to our continued investment in the internal development of entertainment software titles that are scheduled to be released in the second half of this fiscal year and beyond, which include additional capital expenditures primarily for computer equipment. In addition, we anticipate that a substantial portion of our operating expenses in fiscal 2001 will be related to marketing and advertising, as we continue to raise the brand awareness of our products.

In August 2000, the Company sold two convertible promissory notes totaling $20 million to the Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Associated with the issuance of the promissory notes, the company issued 432,432 warrants to Mr. Hawkins at a strike price of $20 per share. The notes were convertible to shares of Common Stock at a price of $6.9375 per share. In September 2000, the notes and accrued interest were converted to 2,899,641 shares of Common Stock.

In October 2000, the Company sold 6,464,647 shares of common stock at the stock's closing price on October 31, 2000 of $3.09375 per share. As part of the transaction the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. Mr. Hawkins, purchased 4,848,485 of these shares and was issued 969,997 of the warrants on terms equivalent with third party purchasers.

We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements for the foreseeable future. If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.



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

OUR SALES ARE SEASONAL, AND WE DEPEND ON STRONG SALES DURING THE HOLIDAY SEASON.

          Sales of our titles are seasonal. Our peak shipments typically occur in the fourth and first calendar quarters (our third and fourth fiscal quarters) as a result of increased demand during the year-end and after holiday season. If we do not achieve strong sales in the second half of each fiscal year, our fiscal year results would be adversely affected.

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

IF WE DO NOT CREATE TITLES FOR NEW HARDWARE PLATFORMS, OUR REVENUES WILL
DECLINE.


          The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game systems, including the Nintendo 64, Game Boy Color and Sony PlayStation. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various operating systems and hardware platforms, such as Sony Playstation 2, our business could be seriously harmed.


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

          Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation, Sony PlayStation 2, Nintendo 64 and Game Boy Color platforms.

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

During our third fiscal year quarter, we raised an additional $20 million in equity financing. We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements for the foreseeable future. However, our ability to maintain sufficient liquidity through fiscal 2001 is particularly dependent on the Company achieving its projected sales forecasts in the period. If the Company does not substantially achieve its anticipated sales forecasts or if expenses exceed current projections for the period, then the Company may need to raise additional capital, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in the secondary offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, or take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.


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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

          Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sony released the next generation of the PlayStation in Japan earlier this year, in the United States in October 2000, and has announced plans to release it in Europe in November 2000. Nintendo has stated that it is in the process of developing a new video game platform currently referred to as the Nintendo "Game Cube" system. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

          Our competitors include the following:

          - Other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim Entertainment Inc., Activision, Inc., Eidos plc, Electronic Arts, GT Interactive Software Corp., Interplay Entertainment Corp., Lucas Arts Entertainment Company, Take Two Interactive, Midway Games, Inc., and THQ Inc.

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

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

          During fiscal 2000, the Company's top customer each accounted for 14% of revenues. During the three months ended September 30, 2000, the Company's three top customers each accounted for 14%, 10% and 10% of revenues. For the six months ended September 30, 2000, the Company's two top customers each accounted for 14% and 10% of revenues.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

          Our arrangements with retailers for published titles frequently require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $2.4 million for the quarter ended September 30, 2000. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

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

          Our license with Sony covering the United States and Canada for the PlayStation 2 game console terminates in March 2003, while our license covering the United States for the PlayStation game console terminates in September 2001. Our License with Nintendo for the publishing of N64 titles in the Western hemisphere terminates in May 2001. Our license with Sony covering publishing in the many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo regarding publishing for Game Boy Color in the western hemisphere terminates on October 1, 2002, and for the European Community and select other countries in the former Soviet Union and South Africa terminates on January 28, 2003. Our license for the N64 system for the European Community and select countries in the former Soviet Union and South Africa terminates on November 25, 2002. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed.

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

IF INTERNET-BASED GAMEPLAY BECOMES POPULAR, WE WOULD NEED TO QUICKLY DEVELOP PRODUCTS AND ESTABLISH A VIABLE INTERNET BUSINESS MODEL.

          During the first quarter of fiscal 2001, we offered a role playing fantasy game called "Meridian 59," which was a server-based Internet game. This type of game's software resided on a remote server, and was played only by accessing that server via the Internet. Meridian 59 did not achieved significant market penetration. We have provided free play time and other incentives, such as discounts and contests, to interest the limited number of consumers currently in the Internet game market to try Meridian 59. We did not establish that any of these incentives, the availability of server-based games on the Internet or whether the expenses we incurred in offering these incentives resulted in significant growth in the use of our server-based Internet games or would generate revenues for us in the future. As a result of these factors, we announced that we would discontinue the availability of Meridian 59 in June. The product continued to be offered to users for free until September 2000. A number of software publishers who competed with us have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

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

OUR INTERNAL DESIGN STUDIOS AND OUR MANUFACTURING SOURCES ARE VULNERABLE TO DAMAGE FROM DISASTERS.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents, short-term investments and restricted cash as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at September 30, 2000:


                                                      Average
                                                   Interest Rate            Cost               Fair Value
                                                  ----------------    -----------------     -----------------
                                                                        (in thousands)       (in thousands)

              Fixed rate                                  5.508%          $   7,589             $   7,614


The aggregate fair value of our restricted cash included in our investment portfolio as of September 30, 2000, by contractual maturity date, consisted of the following:

                                                                                  AGGREGATE FAIR
                                                                                      VALUE
                                                                                  ---------------
                                                                                   (in thousands)
Due in one year or less.........................................................          $ 6,777


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

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

On August 16, 2000 the Company sold a $2 million convertible promissory note to the Company's Chief Executive Officer and Chairman of the Board, William
M. (Trip) Hawkins III. The note is due and payable upon the earlier of demand by the holder or August 16, 2003, accrued interest at a 10.25% and is convertible to shares of Common Stock at a price of $6.9375 per share. On September 13, 2000 the note and accrued interest were converted to 290,474 shares of Common Stock.

On August 23, 2000 the Company sold an $18 million convertible promissory note to Mr. Hawkins. The note is due and payable upon the earlier of demand by the holder or August 23, 2003, accrued interest at 10.25% and is convertible to shares of Common Stock at a price of $6.9375 per share. On September 13, 2000 the note and accrued interest were converted to 2,609,167 shares of Common Stock.

Associated with the issuance of the promissory notes, the company issued 432, 432 warrants to Mr. Hawkins at a strike price of $20 per share. These warrants have a five-year term. Using the Black Scholes valuation model, the company estimated the fair value of the warrants at $3.60 per share and expensed of $1.6 million associated with the issuance.

On October 31, 2000 the Company issued 6,464,647 shares of common stock at the stock's closing price of $3.09375 per share. As part of the transaction the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. The Company's Chief Executive Officer and Chairman of the Board, William
M. (Trip) Hawkins III, purchased 4,848,485 of these shares and was issued 969,997 warrants. Mr. Michael Marks, a private investor, purchased 1,616,162 of these shares and was issued 323,232 warrants.

The exemption from registration relied upon in connection with each of the above issuances was Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable with respect to the current reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 18, 2000, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected H. William Jesse, Jr. as a director of the Company, approved an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 8,789,723 shares in order to replenish shares previously approved by stockholders for issuance under the plan, approved an increase in the performance based compensation limitation to 3,000,000 shares under the 1993 Incentive Stock Plan, approved an amendment to the 1993 Incentive Stock Plan to remove certain restrictions to the grant of non-statutory stock options, approved an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,500,000, approved an amendment to the procedure for grants for the 1995 Director Option Plan; and confirmed the appointment of KPMG LLP as independent auditors for the fiscal year ending March 31, 2001. The voting on each matter is set forth below.

1. Votes cast for the election of H. William Jesse, Jr. as a member of the Company's Board of Directors:

       Nominee            Votes for Nominee         Votes Withheld from Nominee
---------------------   -----------------------     ---------------------------

H. William Jesse, Jr.         33,822,277                      979,431

2. Votes cast for approval of an increase in the number of shares reserved for issuance under the 1993 Incentive Stock Plan by 8,789,723 shares in order to replenish shares previously approved by stockholders for issuance under the plan:

      For              Against          Abstain            Broker Non-Vote
----------------  ------------------  ------------      --------------------

  11,644,532          11,325,282        102,712               11,729,182

3. Votes cast for approval of an increase in the performance based compensation limitation to 3,000,000 shares under the 1993 Incentive Stock Plan:

     For               Against          Abstain            Broker Non-Vote
--------------    -----------------   -----------       ----------------------

 31,404,042          2,877,279          520,387                 N/A

4. Votes cast for approval of an amendment to the 1993 Incentive Stock Plan to remove certain restrictions to the granting of non-statutory stock options:

     For               Against          Abstain            Broker Non-Vote
--------------    -----------------   -----------       ----------------------

 32,280,809           2,001,124         519,775                  N/A

5. Votes cast for approval of an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,500,000:

     For               Against          Abstain            Broker Non-Vote
--------------    -----------------   -----------       ----------------------

 22,054,784            927,905           89,837                11,729,182

6. Votes cast for an amendment to the procedure for grants under the 1995 Director Option Plan

     For               Against          Abstain            Broker Non-Vote
--------------    -----------------   -----------       ----------------------

  26,332,072           7,952,381         517,255                  N/A

7. Votes cast to confirm the appointment of KPMG LLP as independent auditors for the fiscal year ending March 31, 2001:

     For               Against          Abstain            Broker Non-Vote
--------------    -----------------   -----------       ----------------------

  34,641,563            100,419          59,726                    N/A

ITEM 5.   OTHER INFORMATION

Not applicable with respect to the current reporting period.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits have been filed with this report:

  EXHIBIT                                                         EXHIBIT NAME
  NUMBER                                                          ------------
  -------
    3.01    Certificate of Amendment of the Restated Certificate of Incorporation of The 3DO Company.
    10.1    Convertible Note and Warrant Purchase Agreement dated as of August 16, 2000, between the Company and Mr. William
            (Trip) Hawkins, III.
    10.2    Convertible Promissory Note dated as of August 16, 2000, between the Company and Mr. Hawkins.
    10.3    Warrant to purchase 432,432 shares of Common Stock dated as of August 16, 2000, issued by the Company to Mr. Hawkins.
    10.4    Convertible Promissory Note dated as of August 23, 2000, between the Company and Mr. Hawkins.
    10.5    Stock Purchase Agreement dated as of October 31, 2000, between the Company and Mr. Hawkins.
    10.6    Warrant to purchase 969,697 shares of Common Stock, dated October 31, 2000, issued by the Company to Mr. Hawkins.
    10.7    Stock Purchase Agreement dated as of October 31, 2000, between the Company and Mr. Michael Marks.
    10.8    Warrant to purchase 323,232 shares of Common Stock, dated October 31, 2000, issued by the Company to Mr. Marks.
    10.9    Registration Rights Agreement dated as of October 31, 2000, between the Company and Mr. Marks.
   27.01    Financial Data Schedule.

   (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE 3DO COMPANY


Dated:  November 14, 2000                /s/  Kathleen R. McElwee
                                         --------------------------------------
                                         Kathleen R. McElwee
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)
                                         (Duly authorized officer)