Form 10-Q
period 2000-12-31
3DO CO
filed 2001-02-14
CIK 898441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                100 CARDINAL WAY
                         REDWOOD CITY, CALIFORNIA 94063
          (Address of principal executive offices, including zip code)

                                 (650) 385-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001, the number of outstanding shares of the registrants' common stock was 46,890,128.

                                 THE 3DO COMPANY

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 2000                                 3

                  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 1999         4
                  and 2000

                  Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 2000          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   21

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                            22

Item 2.           Change in Securities and Use of Proceeds                                                                     22

Signatures                                                                                                                     23

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  March 31,          December 31,
                                                                                    2000                 2000
                                                                                ---------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 21,772              $ 8,353
   Accounts receivable, net of allowances of $10,907 and $9,692, respectively          51,760               42,025
   Inventory                                                                            7,607                5,588
   Prepaid and other current assets                                                     1,986                3,381
                                                                                ---------------     ----------------
Total current assets                                                                   83,125               59,347

Property and equipment, net                                                             5,689               14,619
Restricted cash                                                                         8,240                5,961
Deposits and other assets                                                                 747                2,201
                                                                                ---------------     ----------------

Total assets                                                                         $ 97,801             $ 82,128
                                                                                ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 1,954             $  2,740
   Accrued expenses                                                                    12,222               13,015
   Deferred revenue                                                                       205                  277
   Short-term debt                                                                      8,579                2,455
   Other current liabilities                                                            2,025                1,580
                                                                                ---------------     ----------------
Total current liabilities                                                              24,985               20,067

                                                                                ---------------     ----------------
Total liabilities                                                                      24,985               20,067

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued              --                   --
   Common stock, $.01 par value; 125,000 shares authorized; 40,909 and
     51,110 shares issued; 36,689 and 46,890 shares outstanding, respectively             409                  511
   Additional paid-in capital                                                         214,446              259,141
   Accumulated other comprehensive loss                                                  (342)                (649)
   Accumulated deficit                                                               (127,635)            (182,880)
   Treasury stock, at cost, 4,220 shares                                              (14,062)             (14,062)
                                                                                ---------------     ----------------
Total stockholders' equity                                                             72,816               62,061
                                                                                ---------------     ----------------

Total liabilities and stockholders' equity                                           $ 97,801             $ 82,128
                                                                                ===============     ================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 December 31,                   December 31,
                                                        ------------------------------  ----------------------------
                                                            1999            2000            1999           2000
                                                        --------------  --------------  -------------  -------------
Revenues                                                      $41,157        $ 29,904       $ 74,935       $ 60,696
Cost of revenues                                               14,360          15,551         26,946         34,588
                                                        --------------  --------------  -------------  -------------
Gross profit                                                   26,797          14,353         47,989         26,108
Operating expenses:
   Research and development                                     9,341          12,893         26,301         35,764
   Sales and marketing                                         12,478           8,068         23,326         29,579
   General and administrative                                   3,652           5,723          9,401         13,500
                                                        --------------  --------------  -------------  -------------
Total operating expenses                                       25,471          26,684         59,028         78,843

                                                        --------------  --------------  -------------  -------------
Operating income(loss)                                        $ 1,326        $(12,331)      $(11,039)      $(52,735)

Amortization of warrant issuance                                   --              --             --         (1,557)
Net interest and other income(expense)                            202             187            193            (29)
                                                        --------------  --------------  -------------  -------------

Income(loss) before income and foreign withholding              1,528         (12,144)       (10,846)       (54,321)
taxes

Income and foreign withholding taxes                              119             106            441            124
                                                        --------------  --------------  -------------  -------------

Income(loss) before extraordinary charges                       1,409         (12,250)       (11,287)       (54,445)

Extraordinary loss from early extinguishment of debt               --              --             --            800
                                                        --------------  --------------  -------------  -------------

Net income(loss)                                              $ 1,409        $(12,250)      $(11,287)      $(55,245)
                                                        ==============  ==============  =============  =============

Earnings (loss) per share:
   Basic before extraordinary charges                         $  0.04        $  (0.27)      $  (0.36)      $  (1.37)
   Extraordinary charges                                           --              --             --          (0.02)
                                                        --------------  --------------  -------------  -------------
   Basic                                                      $  0.04        $  (0.27)      $  (0.36)      $  (1.39)

   Diluted before extraordinary charges                       $  0.03        $  (0.27)      $  (0.36)      $  (1.37)
   Extraordinary charges                                           --              --             --          (0.02)
                                                        --------------  --------------  -------------  -------------
   Diluted                                                    $  0.03        $  (0.27)      $  (0.36)      $  (1.39)

Shares used to compute in computation:
   Basic                                                       35,632          44,736         31,207         39,655
   Diluted                                                     42,638          44,736         31,207         39,655

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended December 31,
                                                                            ---------------------------------------
                                                                                  1999                  2000
                                                                            ------------------     ----------------
Cash flows from operating activities:
   Net loss                                                                         $ (11,287)           $ (55,245)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                                   1,994                4,077
        Deferred revenue                                                                 (306)                  72
        Amortization of warrant issuance                                                   --                1,557
        Changes in operating assets and liabilities:
          Accounts receivable, net                                                    (12,463)               9,735
          Prepaid and other assets                                                     (2,498)              (4,397)
          Inventory                                                                    (2,299)               2,019
          Accounts payable                                                               (845)                 786
          Accrued expenses                                                              6,561                  792
          Other liabilities                                                              (476)                (369)
                                                                            ------------------     ----------------
Net cash used in operating activities                                                 (21,619)             (40,973)
                                                                            ------------------     ----------------

Cash flows from investing activities:
   Short-term investments, net                                                         11,558                   39
   Capital expenditures                                                                (3,491)             (11,459)
                                                                            ------------------     ----------------
Net cash provided by (used in) investing activities                                     8,067              (11,420)
                                                                            ------------------     ----------------

Cash flows from financing activities:
   Restricted cash                                                                     (8,081)               2,279
   Proceeds (repayment) of short-term debt                                             10,295               (6,123)
   Proceeds from issuance of convertible debt                                              --               20,000
   Proceeds from secondary offering, net                                               46,403                   --
   Proceeds from issuance of common stock, net                                          3,207               23,240
   Payments on capital lease obligations                                                   --                  (76)
                                                                            ------------------     ----------------
Net cash provided by financing activities                                              51,824               39,320
                                                                            ------------------     ----------------

Effect of exchange rate on cash                                                            31                 (346)
                                                                            ------------------     ----------------

Net increase (decrease) in cash and cash equivalents                                   38,303              (13,419)

Cash and cash equivalents at beginning of period                                        2,256               21,772
                                                                            ------------------     ----------------

Cash and cash equivalents at end of period                                           $ 40,559             $  8,353
                                                                            ==================     ================

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                                                        $    741             $    903
     Taxes                                                                           $     --             $     39




     See accompanying Notes to Condensed Consolidated Financial Statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

         The condensed consolidated financial statements of The 3DO Company, a Delaware corporation (the "Company"), as of December 31, 2000 and for the quarters and nine months ended December 31, 1999 and 2000 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of only normal recurring items, except where indicated) necessary for the fair presentation of the financial position and results of operations for the interim periods.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the quarter and nine months ended December 31, 2000 are not necessarily indicative of the results expected for the entire year.

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

NOTE 3 - CAPITALIZED SOFTWARE

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. To date, the establishment of technological feasibility for internal development projects has substantially coincided with general release and the Company has not capitalized any software development costs on internal development projects, as the eligible costs are immaterial. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. During the current fiscal year the Company began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by the existing products and as a result the Company capitalized approximately $1.0 million and $2.3 million of external development costs during the three and nine months ended December 31, 2000, respectively. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three and nine months ended December 31, 2000, the Company amortized $1.1 million and $1.2 million of capitalized software costs, respectively.

NOTE 4 - NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, options and warrants to purchase common stock using the treasury stock method.

         For all periods presented, there were no adjustments to net loss, as reported in the condensed consolidated statements of operations, for the purpose of determining net loss used in the calculation of basic and diluted net income loss per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                    Three Months Ended            Nine Months Ended
                                                                       December 31,                  December 31,
                                                                 -------------------------    ---------------------------
                                                                    1999          2000           1999           2000
                                                                 -----------    ----------    ------------   ------------
  Net income(loss)                                                $   1,409      $(12,250)      $ (11,287)     $ (55,245)

  Shares used to compute basic earnings(loss) per share -
      Weighted average number of common shares outstanding           35,632        44,736          31,207         39,655
  Effect of warrants outstanding using the treasury stock
      method                                                             --            --              --             --
  Effect of stock options outstanding using the treasury stock
      method                                                          7,006            --              --             --

                                                                 -----------    ----------    ------------   ------------
  Shares used to compute diluted earnings/(loss) per share           42,638        44,736          31,207         39,655

  Basic earnings (loss) per share                                  $   0.04     $   (0.27)       $  (0.36)     $   (1.39)

  Diluted earnings (loss) per share                                $   0.03     $   (0.27)       $  (0.36)     $   (1.39)

         Options to purchase 12,550,354 and 16,815,662 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the quarter and nine months ended December 31, 1999, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.13 and $5.58 for the quarter and nine months ended December 31, 1999, respectively. Options to purchase 19,463,363 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and nine months ended December 31, 2000 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $4.74 for the quarter and nine months ended December 31, 2000.

         Warrants to purchase 1,725,361 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and nine months ended December 31, 2000 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $7.79 for the quarter and nine months ended December 31, 2000.

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

                                                                  Three Months Ended              Nine Months Ended
                                                                     December 31,                    December 31,
                                                            ----------------------------   ----------------------------
                                                                  1999            2000           1999            2000
                                                            -------------   ------------   ------------    ------------
    Net income (loss)                                             $ 1,409      $(12,250)     $ (11,287)       $(55,245)

    Change in cumulative translation adjustment                       (37)          523             30            (346)

    Change in unrealized loss on marketable securities                (67)            0            (41)             39
                                                            -------------   ------------   ------------    ------------
    Total comprehensive income (loss)                             $ 1,305      $(11,727)     $ (11,298)       $(55,552)
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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company will adopt SAB 101 no later than the quarter ended March 31, 2001 and is currently assessing the impact, if any, that it may have on its financial condition or results of operations.

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                 ------------------------------  -----------------------------
                                                     1999            2000            1999           2000
                                                 -------------- ---------------  -------------- --------------
       Revenues:
         PC                                           $  8,983        $  3,319        $ 20,457       $  9,573
         Console                                        32,075          26,585          54,186         51,063
         Other                                              99              --             292             60
                                                 -------------- ---------------  -------------- --------------
       Total revenues                                 $ 41,157        $ 29,904        $ 74,935       $ 60,696
                                                 ============== ===============  ============== ==============

         During the quarter ended December 31, 1999, the Company's two top customers accounted for 15% and 14% of revenues, respectively. For the nine months ended December 31, 1999, the Company's two largest customers accounted for 16% and 11% of revenues, respectively. During the quarter ended December 31, 2000, the Company's two top customers accounted for 21% and 11% of revenues, respectively. For the nine months ended December 31, 2000, the Company's two top customers accounted for 17% and 10% of revenues, respectively.

         The Company's export sales, primarily to Japan and the United Kingdom, were approximately $0.6 million and $0.5 million, or 1% and 2% of total revenues for the quarters ended December 31, 1999 and 2000, and were approximately $4.4 million and $2.1 million, or 6% and 4% of total revenues for the nine months ended December 31, 1999 and 2000, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 8 - LINES OF CREDIT

         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a $50 million revolving line of credit with Foothill Capital.

         During the third quarter of fiscal 2001, the Company determined that our borrowing requirements were less than the previously negotiated $50 million line of credit. Accordingly, on December 1, 2000, the company signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20 million. The Foothill Capital credit facility now allows the Company to borrow up to $30 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of December 31, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40 million. As of December 31, 2000, our outstanding loan balance under this facility was $2.5 million.

NOTE 9 - RESTRICTED CASH

         As of December 31, 2000, the Company has approximately $6.0 million in restricted cash. The restricted cash balance primarily consisted of $5.3 million in cash equivalents and is collateral for a letter of credit on a twelve-year lease for the Company's headquarters. The Company entered into the lease with Cornerstone Properties, Inc. in December 1999. The remaining $0.7 million was used as collateral for letters of credit for various equipment leases.

NOTE 10 - CONVERTIBLE DEBT

         On August 16, 2000 the Company entered into an agreement to sell convertible debt to the Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. On the same day, the Company sold a $2 million convertible promissory note to Mr. Hawkins. The note was due and payable upon the earlier of demand by the holder or August 16, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at the market price of common stock on the date of the agreement, which was $6.9375 per share. On September 13, 2000 the note and accrued interest were converted into 290,474 shares of Common Stock.

         On August 23, 2000 the Company sold an $18 million convertible promissory note to Mr. Hawkins. The note was due and payable upon the earlier of demand by the holder or August 23, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at the market price of common stock on the date of the agreement, which was $6.9375 per share. On September 13, 2000 the note and accrued interest were converted into 2,609,167 shares of Common Stock.

         Associated with the issuance of the promissory notes, the company issued 432,432 warrants to Mr. Hawkins at an exercise price of $20 per share. These warrants have a five-year term. Using the Black Scholes valuation model, the company estimated the fair value of the warrants at $3.60 per share and expensed $1.6 million over the life of the promissory notes.

NOTE 11 - COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation, the PlayStation 2 Computer Entertainment System, and Nintendo 64 video game consoles, the Nintendo Game Boy Color hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the vast majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

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

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. To date, the establishment of technological feasibility for internal development projects has substantially coincided with general release and the Company has not capitalized any software development costs on internal development projects, as the eligible costs are immaterial. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In the current fiscal year the Company began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by existing products and as a result the Company capitalized external development costs during the quarter and nine months ended December 31, 2000. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues.

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

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Resources and Results of Operations." Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q.

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

         -   the expectations regarding average selling prices;

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

         -   our ability to release additional PlayStation 2 titles;

         - our ability to release several new brands, new game genres and to expand into new market segments;

         - our ability to identify and conclude appropriate agreements with additional strategic partners; and

         - our ability to conclude renewal licensing agreements with our principal licensors, including Sony and Nintendo.

RESULTS OF OPERATIONS

REVENUES. Revenues were $29.9 million for the three months ended December 31, 2000, a decrease of $11.3 million, or 27% from $41.2 million for the three months ended December 31, 1999. Revenues were $60.7 million for the nine months ended December 31, 2000, a decrease of $14.2 million, or 19% from $74.9 million for the nine months ended December 31, 1999. The decrease over the prior year for the three and nine month periods ended December 31, 2000 is primarily due to a reduction in Nintendo 64 and PC sales, which was partially offset by PlayStation and Game Boy Color sales. The decrease in both the three and nine month periods ended December 31, 2000, can also be attributed to a general slowdown of software sales in the interactive entertainment industry. Sales of interactive entertainment software for the personal computer and video game console platforms comprised 11% and 89% for the quarter ended December 31, 2000 compared to 22% and 78% for the quarter ended December 31, 1999, respectively. For the nine months ended December 31, 2000, sales of interactive entertainment software for personal computer and video game console platforms comprised 16% and 84%, compared to 27% and 73%, for the same period last year. The change in product mix was due primarily to the expansion of our products for the console platforms. For the current fiscal quarter, we revised our price protection reserve to more closely reflect our historical experience. As a result, the price protection reserve was $4.3 million lower than if we had applied the former method of estimating the price protection reserve.

COST OF REVENUES. Cost of revenues were $15.6 million for the quarter ended December 31, 2000, an increase of $1.2 million, or 8% from $14.4 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000, cost of revenues were $34.6 million, an increase of $7.7 million, or 29% over the prior year amount of $26.9 million. This increase was primarily due to the amortization of capitalized software costs of $1.1 and $1.2 million for the three and nine months ended December 31, 2000, respectively, as well as an increase in the number of units shipped and a shift in the product mix towards console products. Software licensing revenue, which has no associated cost of goods, accounted for 3% of total revenues for the quarter ended December 31, 2000 compared to 4% for the same period last year. For the nine months ended December 31, 2000, software licensing accounted for 5% of total revenue compared to 8% for the same period last year.

RESEARCH AND DEVELOPMENT. Research and development expenses totaled $12.9 million for the three months ended December 31, 2000, an increase of $3.6 million, or 39%, from $9.3 million for the same period in the prior fiscal year. For the nine months ended December 31, 2000, research and development expenses were $35.8 million, an increase of $9.5 million, or 36% over the prior year amount of $26.3 million. This increase was primarily due to higher on-going expenses as we developed more titles for next generation video game console platforms in addition to our currently supported platforms. This increase was partially offset by capitalized external development related to localization and platform translation costs after individual titles reached technical feasibility. These capitalized costs were approximately $1.0 million and $2.3 million for the three and nine months ended December 31, 2000. We expect research and development expenses to remain constant as we continue the development of new products during the next quarter.

SALES AND MARKETING. Sales and marketing expenses totaled $8.1 million for the quarter ended December 31, 2000, a decrease of $4.4 million, or 35% from $12.5 million for the quarter ended December 31, 1999. This decrease was primarily due to marketing expenses related to our heavy expenditure on television advertisement campaigns in the prior year quarter. For the nine months ended December 31, 2000, sales and marketing expenses were $29.6 million, a increase of $6.3 million, or 27% over the prior year amount of $23.3 million. This increase was primarily due to marketing expenses related to our heavy expenditure on television advertisement campaigns in the first six months of fiscal 2001. We anticipate sales and marketing expenses will decline in the next quarter as we lower our television advertising expenditures.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.7 million for the three months ended December 31, 2000, an increase of $2.0 million, or 57%, from $3.7 million for the same period last year. For the nine months ended December 31, 2000, general and administrative expenses were $13.5 million, an increase of $4.1 million, or 44% over the prior year amount of $9.4 million. The increase was primarily due to a $1.0 million increase in bad debt reserves as a few of our customers declared bankruptcy and increased headcount needed to support the ongoing product development and sales and marketing efforts. We expect that general and administrative expenses will decrease in the next quarter.

NET INTEREST AND OTHER INCOME (EXPENSE). Net interest and other income/(expense) was $0.2 million for the three months ended December 31, 2000 and $0.2 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000 net interest and other income/(expense), excluding interest expense associated with a warrant issuance, was a net expense $0.0 million, a decrease of approximately $0.2 million compared to an income of $0.2 million over the same period of the prior year. The change consisted of an increase in interest income of $0.1 million, an increase in interest expense of $0.1 million and an increase in currency exchange loss of $0.2 million for the nine months ended December 31, 2000. The change in interest income and interest expense was due to fluctuating cash balances and increased borrowing against the line of credit. During the nine months ended December 31, 2000, the Company recognized interest expense of $1.6 million associated with the issuance of warrants (see
Note 10).

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash and cash equivalent balances, which were $8.4 million at December 31, 2000 and $21.8 million at March 31, 2000. The decrease was primarily due to the $41.0 million cash used in operating activities and $11.4 million in capital expenditures offset by cash provided by financing activities of $39.3 million.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a $50 million revolving line of credit with Foothill Capital. During the third quarter of fiscal 2001, the company determined that our borrowing requirements were less than the previously negotiated $50 million line of credit. Accordingly, on December 1, 2000, the company signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20 million. The Foothill Capital credit facility now allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of December 31, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40 million. As of December 31, 2000, our outstanding loan balance under this facility was $2.5 million.

         We expect to incur negative cash flows for the remainder of the fiscal year ended March 31, 2001, primarily due to our continued investment in the development of entertainment software titles that are scheduled to release in the fourth quarter of this fiscal year and beyond.

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

         We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on the Company achieving its projected sales forecasts for the period. If the Company needs to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

RISK FACTORS

OUR QUARTERLY OPERATING RESULTS FREQUENTLY VARY SIGNIFICANTLY DUE TO FACTORS OUTSIDE OUR CONTROL.

         We have experienced and expect to continue to experience wide fluctuations in quarterly operating results as a result of a number of factors. We cannot control many of these factors, which include the following:

         - the timing and number of new video game consoles introduced to the market, such as the Playstation 2 Computer Entertainment System;

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

IF NEW PLATFORM INTRODUCTIONS ARE DELAYED, WE COULD LOSE SIGNIFICANT REVENUES.

         We incur substantial costs developing products for next generation platforms, such as the PlayStation 2 Computer Entertainment System. Our ability to sell these products depends on the timely introduction of such platforms and their achievement of market acceptance. Delays in the introduction or limited availability of hardware have harmed our operating results and continued shortages of hardware pose serious uncertainty for our fourth quarter and fiscal year results. In addition, Nintendo and Microsoft have announced that their new console systems will be released in calendar year 2001. As a result sales of our products for the existing PlayStation, PlayStation 2 Computer Entertainment System, and Nintendo 64 platforms may be adversely affected. We expect this trend to continue until one or more of these consoles to achieve broad market acceptance.

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

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN AND WE MAY NOT BE ABLE TO SATISFY THEM.

         During our third quarter of the current fiscal year, we raised an additional $20 million in equity financing. We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on the Company achieving its projected sales forecasts in the period. If the Company needs to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in the secondary offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, or take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.

A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM A LIMITED NUMBER OF BRANDS, SO A DECLINE IN A BRAND'S POPULARITY MAY HARM OUR RESULTS.

         Because we depend on a limited number of brands for the development of sequels and line extensions, if one or more of our brands were to lose their current popularity, our revenues and profits could be seriously harmed. Furthermore, we cannot be certain that a sequel or line extension of a popular brand will be as popular as prior titles in that brand.

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

OUR GROSS MARGINS CAN BE SIGNIFICANTLY AFFECTED BY THE MIX OF PRODUCTS WE SELL.

         We typically earn a higher gross margin on sales of games for the personal computer platform. Gross margins on sales of products for game console platforms are generally lower because of:

         -   license fees payable to Sony and Nintendo; and

         - higher manufacturing costs for game cartridges for the Nintendo 64 console and Game Boy Color platforms.

         Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation, Sony PlayStation 2, Nintendo 64 and Game Boy Color platforms.

IF WE DO NOT REDUCE COSTS OR PROPERLY ANTICIPATE FUTURE COSTS, OUR OPERATING MARGIN MAY DECLINE.

         We anticipate that the average selling prices of our products may decrease in the future in response to a number of factors, particularly competitive pricing pressures and sales discounts. Therefore, to control our operating margin, we must also seek to reduce our operating expenses. The costs of developing new interactive entertainment software have increased in recent years due to such factors as:

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

IF NEW PLATFORMS ARE ANNOUNCED OR INTRODUCED, SALES OF OUR EXISTING TITLES COULD DECLINE SUDDENLY.

         Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sony released the PlayStation 2 Computer Entertainment System earlier this year. Nintendo has stated that it is in the process of developing a new video game platform currently referred to as the Nintendo "Game Cube" system. Microsoft has stated that it plans to introduce the "X-Box", a new game console in the fall of 2001. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

         - Integrated video game console hardware/software companies such as Sony and Nintendo, who compete directly with us in the development of software titles for their respective platforms.

         - Large diversified entertainment or software companies, such as The Walt Disney Company or Microsoft, many of which own substantial libraries of available content and have substantially greater financial resources than us, who may decide to compete directly with us or to enter into exclusive relationships with our competitors.

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


IF MORE MASS MERCHANTS ESTABLISH EXCLUSIVE BUYING ARRANGEMENTS, OUR SALES AND GROSS MARGIN WOULD BE ADVERSELY IMPACTED.

         Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which prevent us from selling some of our PC products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with software distributors were to increase, our ability to sell to those merchants would be restricted to selling through the exclusive distributor. Because we typically earn a lower gross margin on sales to distributors than on direct sales to retailers, this would have the effect of lowering our gross margin on sales of PC products.

OUR SALES AND ACCOUNTS RECEIVABLE ARE CONCENTRATED IN A LIMITED NUMBER OF CUSTOMERS.

         During the three months ended December 31, 2000, the Company's two top customers each accounted for 21% and 11% of revenues. For the nine months ended December 31, 2000, the Company's two top customers each accounted for 17% and 10% of revenues.

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

RETURNS OR EXCHANGES OF OUR TITLES MAY HARM OUR BUSINESS.

         Our arrangements with retailers for published titles frequently require us to accept returns for unsold titles or defects. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $2.5 million for the quarter ended December 31, 2000. If return rates significantly exceed our estimates, our business could be seriously harmed.

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

         Our license with Sony covering the United States and Canada for the PlayStation 2 game console terminates in March 2003, while our license covering the United States, Canada and Mexico for the PlayStation game console terminates in March 2001. Our License with Nintendo for the publishing of N64 titles in the Western hemisphere terminates in May 2001. Our license with Sony covering publishing in the many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo regarding publishing for Game Boy Color in the western hemisphere terminates on October 1, 2002, and for the European Community and select other countries in the former Soviet Union and South Africa terminates on January 28, 2003. Our license for the N64 system for the European Community and select countries in the former Soviet Union and South Africa terminates on November 25, 2002. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed. However, we believe that our licenses with Sony regarding the publishing in North America of titles compatible with the PlayStation game console, and with Nintendo for the publishing of N64 titles in the Western hemisphere, are expected to be renewed.

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

IF INTERNET-BASED GAMEPLAY BECOMES POPULAR, WE WOULD NEED TO QUICKLY DEVELOP PRODUCTS AND ESTABLISH A VIABLE INTERNET BUSINESS MODEL.

         During the first quarter of fiscal 2001, we offered a role playing fantasy game called "Meridian 59," which was a server-based Internet game. This type of game's software resided on a remote server, and was played only by accessing that server via the Internet. Meridian 59 did not achieved significant market penetration. We provided free play time and other incentives, such as discounts and contests, to interest the limited number of consumers currently in the Internet game market to try Meridian 59. We did not establish that any of these incentives, the availability of server-based games on the Internet or whether the expenses we incurred in offering these incentives resulted in significant growth in the use of our server-based Internet games or would generate revenues for us in the future. As a result of these factors, we announced that we would discontinue the availability of Meridian 59 in June. The product was offered to users for free until September 2000. A number of software publishers who competed with us have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

         Furthermore, the partial deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as the majority of our facilities are located in California.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents, short-term investments and restricted cash as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at December 31, 2000:

                                                      Average               Cost               Fair Value
                                                   Interest Rate       (in thousands)        (in thousands)
                                                  ----------------    -----------------     -----------------
              Fixed rate                                  6.351%          $   7,206             $   7,230

         The aggregate fair value of our restricted cash included in our investment portfolio as of December 31, 2000, by contractual maturity date, consisted of the following:

                                                                                  Aggregate Fair
                                                                                      Value
                                                                                   (in thousands)
                                                                                 -----------------
Due in one year or less.........................................................      $ 5,961

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

         The exemption from registration relied upon in connection with the above issuances were Section 4(2) and Regulation D of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE 3DO COMPANY

Dated:  February 14, 2001                      /s/  KATHLEEN R. MCELWEE
                                               ---------------------------------
                                               Kathleen R. McElwee
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)
                                               (Duly authorized officer)