Form 10-Q/A
period 2000-12-31
3DO CO
filed 2001-06-07
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                                                  THE 3DO COMPANY

                                                       INDEX
PART I            FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                                             ----

Item 1.           Financial Statements


                  Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 2000                                 4

                  Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 1999         5
                  and 2000

                  Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 2000          6

                  Notes to Condensed Consolidated Financial Statements                                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   24


PART II           OTHER INFORMATION


Item 1.           Legal Proceedings                                                                                            24

Item 2.           Change in Securities and Use of Proceeds                                                                     24

Signatures                                                                                                                     25


                                        2

During the course of the year-end financial audit process for the fiscal year ended March 31, 2001, The 3DO Company ("3DO" or the "Company") recorded an adjustment to its previously reported interim results for the quarter ended December 31, 2000 to reflect a beneficial conversion feature on convertible debt sold in August 2000 to the Company's CEO and Chairman, William M. (Trip) Hawkins
III. The adjustment, accounted for as a cumulative effect, resulted in an increase of $9.3 million to interest expense and a $0.21 decrease in earnings per share in the quarter.

As described in Note 10, the additional charge was due to a change in accounting requirements during the quarter ended December 31, 2000 and had no impact on cash from operations.

As a result of the adjustment recorded by the Company, we have revised our reported results of operations for the quarter ended December 31, 2000. This Form 10-Q/A reflects the effects of these adjustments.

The following items are amended hereby:

Part I FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Part I        FINANCIAL INFORMATION

        Item 1.       FINANCIAL STATEMENTS

                                                  THE 3DO COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per share data)
                                                    (unaudited)


                                                                                                  March 31,      December 31,
                                                                                                    2000         2000 Revised,
                                                                                                                  see Note 10
                                                                                                  ---------        ---------

       ASSETS
       Current assets:
          Cash and cash equivalents                                                               $  21,772        $   8,353
          Accounts receivable, net of allowances of $10,907 and $9,692, respectively                 51,760           42,025
          Inventory                                                                                   7,607            5,588
          Prepaid and other current assets                                                            1,986            3,381
                                                                                                  ---------        ---------
       Total current assets                                                                          83,125           59,347

       Property and equipment, net                                                                    5,689           14,619
       Restricted cash                                                                                8,240            5,961
       Deposits and other assets                                                                        747            2,201
                                                                                                  ---------        ---------

       Total assets                                                                               $  97,801        $  82,128
                                                                                                  =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                                                        $   1,954        $   2,740
          Accrued expenses                                                                           12,222           13,015
          Deferred revenue                                                                              205              277
          Short-term debt                                                                             8,579            2,455
          Other current liabilities                                                                   2,025            1,580
                                                                                                  ---------        ---------
       Total current liabilities                                                                     24,985           20,067

                                                                                                  ---------        ---------
       Total liabilities                                                                             24,985           20,067

       Stockholders' equity:

          Preferred stock, $.01 par value, 5,000 shares authorized;  no shares issued                  --               --
          Common stock, $.01 par value; 125,000 shares authorized;  40,909 and 51,110
            shares issued; 36,689 and 46,890 shares outstanding, respectively                           409              511
          Additional paid-in capital                                                                214,446          268,450
          Accumulated other comprehensive loss                                                         (342)            (649)
          Accumulated deficit                                                                      (127,635)        (192,189)
          Treasury stock, at cost, 4,220 shares                                                     (14,062)         (14,062)

                                                                                                  ---------        ---------
       Total stockholders' equity                                                                    72,816           62,061
                                                                                                  ---------        ---------

       Total liabilities and stockholders' equity                                                 $  97,801        $  82,128
                                                                                                  =========        =========

       See accompanying Notes to Condensed Consolidated Financial Statements.

                                       4

                                                  THE 3DO COMPANY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share amounts)
                                                    (unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                             December 31,                      December 31,
                                                                       ------------------------       --------------------------
                                                                        1999            2000           1999             2000

                                                                                      Revised,                        Revised,
                                                                                    See Note 10                      See Note 10
                                                                       --------       --------        --------        --------

       Revenues                                                        $ 41,157       $ 29,904        $ 74,935        $ 60,696
       Cost of revenues                                                  14,360         15,551          26,946          34,588
                                                                       --------       --------        --------        --------
       Gross profit                                                      26,797         14,353          47,989          26,108
       Operating expenses:
          Research and development                                        9,341         12,893          26,301          35,764
          Sales and marketing                                            12,478          8,068          23,326          29,579
          General and administrative                                      3,652          5,723           9,401          13,500
                                                                       --------       --------        --------        --------
       Total operating expenses                                          25,471         26,684          59,028          78,843

                                                                       --------       --------        --------        --------
       Operating income(loss)                                          $  1,326       $(12,331)       $(11,039)       $(52,735)



       Amortization of warrant issuance                                    --             --              --            (1,557)
       Net interest and other income(expense)                               202            187             193             (29)
                                                                       --------       --------        --------        --------



       Income(loss) before income and foreign withholding                 1,528        (12,144)        (10,846)        (54,321)
       taxes

       Income and foreign withholding taxes                                 119            106             441             124
                                                                       --------       --------        --------        --------



       Income(loss) before extraordinary charges and                      1,409        (12,250)        (11,287)        (54,445)
         cumulative effect to record a beneficial conversion
         charge on convertible debt
       Extraordinary loss from early extinguishment of debt                --             --              --               800
       Benefical conversion feature charge                                 --            9,309            --             9,309
                                                                       --------       --------        --------        --------



       Net income(loss)                                                $  1,409       $(21,559)       $(11,287)       $(64,554)
                                                                       ========       ========        ========        ========


       Earnings (loss) per share:

         Basic before extraordinary charges and cumulative
           effect charge                                               $   0.04       $  (0.27)       $  (0.36)       $  (1.37)
         Extraordinary charges                                             --             --              --             (0.02)

         Cumulative effect charge                                          --            (0.21)           --             (0.23)
                                                                       --------       --------        --------        --------


       Basic                                                           $   0.04       $  (0.48)       $  (0.36)       $  (1.63)

         Diluted before extraordinary charges and cumulative
           effect charge                                               $   0.03       $  (0.27)       $  (0.36)       $  (1.37)
         Extraordinary charges                                             --             --              --             (0.02)

         Cumulative effect (interest) charges                              --            (0.21)           --             (0.23)

                                                                       --------       --------        --------        --------

       Diluted                                                         $   0.03       $  (0.48)       $  (0.36)       $  (1.63)


       Shares used to compute in computation:
          Basic                                                          35,632         44,736          31,207          39,655
          Diluted                                                        42,638         44,736          31,207          39,655

       See accompanying Notes to Condensed Consolidated Financial Statements.

                                        5

                                                  THE 3DO COMPANY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)

                                                                                                Nine Months Ended December 31,
                                                                                                ------------------------------
                                                                                                  1999              2000

                                                                                                                 Revised, see
                                                                                                                   Note 10
                                                                                                 --------          --------

       Cash flows from operating activities:

          Net loss                                                                               $(11,287)         $(64,554)
            Adjustments to reconcile net loss to net cash provided by

              (used in) operating activities:

               Depreciation and amortization                                                        1,994             4,077
               Deferred revenue                                                                      (306)               72
               Amortization of warrant issuance                                                      --               1,557
               Non-cash interest charge associated with beneficial conversion                        --               9,309
                 feature from issuance of convertible debt
               Changes in operating assets and liabilities:

                 Accounts receivable, net                                                         (12,463)            9,735
                 Prepaid and other assets                                                          (2,498)           (4,397)
                 Inventory                                                                         (2,299)            2,019
                 Accounts payable                                                                    (845)              786
                 Accrued expenses                                                                   6,561               792
                 Other liabilities                                                                   (476)             (369)
                                                                                                 --------          --------
       Net cash used in operating activities                                                      (21,619)          (40,973)
                                                                                                 --------          --------

       Cash flows from investing activities:
          Short-term investments, net                                                              11,558                39
          Capital expenditures                                                                     (3,491)          (11,459)
                                                                                                 --------          --------
       Net cash provided by (used in) investing activities                                          8,067           (11,420)
                                                                                                 --------          --------

       Cash flows from financing activities:
          Restricted cash                                                                          (8,081)            2,279
          Proceeds (repayment) of short-term debt                                                  10,295            (6,123)
          Proceeds from issuance of convertible debt                                                 --              20,000
          Proceeds from secondary offering, net                                                    46,403              --
          Proceeds from issuance of common stock, net                                               3,207            23,240
          Payments on capital lease obligations                                                      --                 (76)
                                                                                                 --------          --------
       Net cash provided by financing activities                                                   51,824            39,320
                                                                                                 --------          --------

       Effect of exchange rate on cash                                                                 31              (346)
                                                                                                 --------          --------

       Net increase (decrease) in cash and cash equivalents                                        38,303           (13,419)

       Cash and cash equivalents at beginning of period                                             2,256            21,772
                                                                                                 --------          --------

       Cash and cash equivalents at end of period                                                $ 40,559          $  8,353
                                                                                                 ========          ========

       Supplemental cash flow information:
          Cash paid during the period for:
            Interest                                                                             $    741          $    903
            Taxes                                                                                $   --            $     39

       See accompanying Notes to Condensed Consolidated Financial Statements.

                                       6

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

         For all periods presented, there were no adjustments to net loss, as reported in the condensed consolidated statements of operations, for the purpose of determining net loss used in the calculation of basic and diluted net income loss per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                        Three Months Ended             Nine Months Ended
                                                                           December 31,                   December 31,
                                                                      ----------------------       -----------------------
                                                                        1999          2000           1999           2000
                                                                      --------      --------       --------       --------

  Net income(loss) revised see Note 10                                $  1,409      $(21,559)      $(11,287)      $(64,554)


  Shares used to compute basic earnings(loss) per share -
      Weighted average number of common shares outstanding              35,632        44,736         31,207         39,655
  Effect of warrants outstanding using the treasury stock

    method                                                                --            --             --             --
  Effect of stock options outstanding using the treasury stock
    method                                                               7,006          --             --             --

                                                                      --------      --------       --------       --------
  Shares used to compute diluted earnings/(loss) per share              42,638        44,736         31,207         39,655

  Basic earnings/(loss) per share                                     $   0.04      $  (0.48)      $  (0.36)      $  (1.63)


  Diluted earnings/(loss) per share                                   $   0.03      $  (0.48)      $  (0.36)      $  (1.63)


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

The Company's total comprehensive losses were as follows:

                                                                 Three Months Ended               Nine Months Ended
                                                                    December 31,                     December 31,
                                                              ------------------------        ------------------------
                                                                1999            2000            1999            2000
                                                              --------        --------        --------        --------

    Net income/(loss)                                         $  1,409        $(21,559)       $(11,287)       $(64,554)

    Change in cumulative translation adjustment                    (37)            523              30            (346)
    Change in unrealized loss on marketable securities             (67)              0             (41)             39
                                                              --------        --------        --------        --------

    Total comprehensive income(loss)                          $  1,305        $(21,036)       $(11,298)       $(64,861)
                                                              ========        ========        ========        ========


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137 and SFAS No. 138, will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

         In March 2000, the Emerging Issue Task Force (EITF) published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company adopted EITF No. 00-03 in the second quarter of fiscal 2001 and it did not have a material impact on the results of operations or financial condition.

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


         In November, 2000, the EITF published their consensus on EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments. See Note 10.

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

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                Three Months Ended           Nine Months Ended
                                    December 31,                December 31,
                               ---------------------       ---------------------
                                 1999          2000         1999           2000
                               -------       -------       -------       -------
       Revenues:
         PC                    $ 8,983       $ 3,319       $20,457       $ 9,573
         Console                32,075        26,585        54,186        51,063
         Other                      99          --             292            60
                               -------       -------       -------       -------
       Total revenues          $41,157       $29,904       $74,935       $60,696
                               =======       =======       =======       =======

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

NOTE 8 - LINES OF CREDIT


         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a $50.0 million revolving line of credit with Foothill Capital.

         During the third quarter of fiscal 2001, the Company determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit. Accordingly, on December 1, 2000, the Company signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital credit facility now allows the Company to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of December 31, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million. As of December 31, 2000, our outstanding loan balance under this facility was $2.5 million.


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

NOTE 10 - CONVERTIBLE DEBT


         On August 16, 2000 the Company entered into a convertible note and warrant purchase agreement (Agreement) with the Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend the Company up to $20 million through September 30, 2000. In consideration for such commitment, the Company issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of the Company's common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, the company estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the expected life of the promissory notes.

         On the same day, pursuant to the Agreement, the Company sold a $2.0 million convertible promissory note to Mr. Hawkins.. The note was due and payable upon the earlier of demand by the holder or August 16, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at a stated conversion price in the Agreement of $6.9375 per share which was the market price of common stock on the date of the Agreement. Conversion of the note was subject to Hart-Scott-Rodino clearance. Under the terms of the promissory note, the debt was mandatorily convertible into common stock upon receiving such clearance. On September 13, 2000 the $2.0 million note and accrued interest were converted into 290,474 shares of Common Stock.

         On August 23, 2000 the Company sold the remaining $18.0 million convertible promissory note to Mr. Hawkins. The note was due and payable upon the earlier of demand by the holder or August 23, 2003, accrued interest at 10.25% and was convertible into shares of Common Stock at a stated conversion price of $6.9375 per share, the market price of common stock on the date of the Agreement. The market value of the common stock on the August 23, 2000 draw down was $9.6250. On September 13, 2000 the $18.0 million note and accrued interest were converted into 2,609,167 shares of Common Stock.

         The $20.0 million proceeds were allocated to the debt and the warrants resulting in $18.4 million assigned to the debt and $1.6 million assigned to the warrants on a relative fair value basis. The resultant $1.6 million debt discount, arising from the proceeds allocated to the warrant, was amortized as a non-cash charge to interest expense in the quarter ended September 30, 2000. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into was $6.4158. Accordingly, the Company has recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of the company's common stock on August 23, 2000, multiplied by the number of common shares involved in the debt conversion. Such charge was recorded as a cumulative catch-up to non-cash interest expense in the quarter ended December 31, 2000.

         As previously reported, during the second quarter, the company did not record a beneficial conversion charge. As a result of a new rule issued on November 16, 2000, the Securities and Exchange Commission required that a cumulative catch-up adjustment be made as of the beginning of a registrant's quarter including November 16, 2000 to record the beneficial conversion feature using the accounting conversion price. Accordingly, the $9.3 million non-cash charge has been reflected as a cumulative catch-up in the quarter ended December 31, 2000.

         The following is a summary of the impact (in thousands, except per share data) on the quarter and nine months ended December 31, 2000:

                                        Three Months Ended          Nine Months Ended
                                         December 31, 2000          December 31, 2000
                                     ------------------------   -------------------------
                                     As Reported   As Revised   As Reported    As Revised
                                     -----------   ----------   -----------    ----------
Income statement:
  Beneficial conversion charge        $     --      $  9,309      $     --      $  9,309
  Net Loss                             (12,250)      (21,559)      (55,245)      (64,554)
  Earnings per share-Basic               (0.27)        (0.48)        (1.39)        (1.63)
  Earnings per share-Diluted             (0.27)        (0.48)        (1.39)        (1.63)

                                                 December 31, 2000
                                           -------------------------------
                                             As Reported      As Revised
                                           ---------------  --------------

       Balance Sheet:
           Additional Paid in Capital            259,141         268,450
           Accumulated Deficit                  (182,880)       (192,189)

         The additional $9.3 million charge had no impact on cash from operations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation, PlayStation 2 Computer Entertainment System, and Nintendo 64 video game consoles, the Nintendo Game Boy Color hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, Vegas Games and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the vast majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

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


         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Resources and Results of Operations". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q.



         These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q. Such forward-looking statements include statements as to, among others:


         o        the timing of the introduction of some new products;

         o        the expectations regarding average selling prices;

         o        our   expectations   that  as  more  advanced   platforms  are
                  introduced, consumer demand for software for older platforms may decline;

         o our cash flow from operations and our available credit facilities;

         o        our expectations as to our future cash requirements;

         o our expectations regarding the future development of our business;

         o        our expectations regarding negative cash flows;

         o        our expectations regarding operating expenses;

         o our expectations regarding the effect of recent accounting pronouncements;

         o        our expectations regarding product development and releases;

         o our ability to fully apply and utilize our Internet patent to develop a new Internet business model;

         o our expectations regarding profits to be earned from our core business;

         o        our ability to release additional PlayStation 2 titles;

         o our ability to release several new brands, new game genres and to expand into new market segments;

         o our ability to identify and conclude appropriate agreements with additional strategic partners; and

         o our ability to conclude renewal licensing agreements with our principal licensors, including Sony and Nintendo.

RESULTS OF OPERATIONS

Revenues. Revenues were $29.9 million for the three months ended December 31, 2000, a decrease of $11.3 million, or 27% from $41.2 million for the three months ended December 31, 1999. Revenues were $60.7 million for the nine months ended December 31, 2000, a decrease of $14.2 million, or 19% from $74.9 million for the nine months ended December 31, 1999. The decrease over the prior year for the three and nine month periods ended December 31, 2000, is primarily due to a reduction in Nintendo 64 and PC sales, which was partially offset by an increase in PlayStation and Game Boy Color sales. The decrease in both the three and nine month periods ended December 31, 2000, can also be attributed to a general slow down of software sales in the interactive entertainment industry. We expect this trend to continue into the fourth fiscal quarter. Sales of interactive entertainment software for the personal computer and video game console platforms comprised 11% and 89% for the quarter ended December 31, 2000 compared to 22% and 78% for the quarter ended December 31, 1999, respectively. For the nine months ended December 31, 2000, sales of interactive entertainment software for personal computer and video game console platforms comprised 16% and 84%, compared to 27% and 73%, for the same period last year. The change in product mix was due primarily to the expansion of our products for the console platforms. For the current fiscal quarter, we revised our price protection reserve to more closely reflect our historical experience. As a result, the price protection reserve was $4.3 million lower than if we had applied the former method of estimating the price protection reserve.

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

Research and development. Research and development expenses totaled $12.9 million for the three months ended December 31, 2000, an increase of $3.6 million, or 39%, from $9.3 million for the same period in the prior fiscal year. For the nine months ended December 31, 2000, research and development expenses were $35.8 million, an increase of $9.5 million, or 36% over the prior year amount of $26.3 million. This increase was primarily due to higher on-going expenses as we developed more titles for the next generation video game console systems in addition to our currently supported platforms. This increase was partially offset by capitalized external development related to localization and platform translation costs after individual titles reached technical feasibility. These capitalized costs were approximately $1.0 million and $2.3 million for the three and nine months ended December 31, 2000. We expect research and development expenses to remain constant as we continue the development of new products during the next quarter.

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

         Net interest and other income (expense). Net interest and other income/(expense), excluding interest expense associated with convertible debt, was $0.2 million for the three months ended December 31, 2000 and $0.2 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000 net interest and other income/(expense), excluding interest expense associated with a warrant issuance and convertible debt, was a net expense $0.0 million, a decrease of approximately $0.2 million compared to an income of $0.2 million over the same period of the prior year. The change consisted of an increase in interest income of $0.1 million, an increase in interest expense of $0.1 million and an increase in currency exchange loss of $0.2 million for the nine months ended December 31, 2000. The change in interest income and interest expense was due to fluctuating cash balances and increased borrowing against the line of credit. In the quarter ended December 31, 2000, the Company recognized $9.3 million of interest expense. The interest was associated with notes issued and converted during the second quarter of fiscal year 2001, but additional interest was recognized during the third quarter due to an accounting change. During the nine months ended December 31, 2000, the company recognized interest expense of $1.6 million associated with the issuance of warrants and $9.3 million associated with convertible debt (see Note 10).


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are cash and cash equivalent balances, which were $8.4 million at December 31, 2000 and $21.8 million at March 31, 2000. The decrease was primarily due to the $41.0 million cash used in operating activities and $11.4 million in capital expenditures offset by cash provided by financing activities of $39.3 million.


         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a $50.0 million revolving line of credit with Foothill Capital. During the third quarter of fiscal 2001, the Company determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit. Accordingly, on December 1, 2000, the Company signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital credit facility now allows the Company to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (10.25% as of December 31, 2000) depending on the company's tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million. As of December 31, 2000, our outstanding loan balance under this facility was $2.5 million.


         We expect to incur negative cash flows for the remainder of the fiscal year ended March 31, 2001, primarily due to our continued investment in the development of entertainment software titles that are scheduled to release in the fourth quarter of this fiscal year and beyond.


         In August 2000, the Company sold two convertible promissory notes totaling $20.0 million to the Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Associated with the issuance of the promissory notes, the company issued 432,432 warrants to Mr. Hawkins at a strike price of $20 per share. The notes were convertible to shares of Common Stock at a price of $6.9375 per share. In September 2000, the notes and accrued interest were converted to 2,899,641 shares of Common Stock.

         Originally during the second quarter, the company recorded non-cash charges of $1.6 million related to the issuance of warrants in connection with the financing. Under new accounting requirements issued in the third quarter, the company has recalculated the non-cash charge to be $10.9 million and has recorded the additional $9.3 million expense in the current quarter's statement of operations. The additional charges had no impact on cash from operations.


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

         We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on the Company achieving its projected sales forecasts for the period. If the Company needs to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

RISK FACTORS

Our quarterly operating results frequently vary significantly due to factors outside our control.

         We  have   experienced  and  expect  to  continue  to  experience  wide fluctuations in quarterly operating results as a result of a number of factors. We cannot control many of these factors, which include the following:

         o the timing and number of new video game consoles introduced to market, such as Playstation 2 Computer Entertainment System;

         o        the timing and number of new title introductions;

         o the mix of sales of higher and lower margin products in a quarter;

         o        market acceptance of our titles;

         o        development   and   promotional   expenses   relating  to  the
                  introduction  of  new  titles,   sequels  or  enhancements  of
                  existing titles;

         o        announcements and introductions of new hardware platforms;

         o        product returns;

         o        changes in pricing policies by us and our competitors;

         o        the timing of orders from major  customers  and  distributors;
                  and

         o        delays in production and shipment.

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


We incur substantial costs developing products for particular platforms, such as the PlayStation 2 Computer Entertainment System. Our ability to sell these products depends on the timely introduction of such platforms and their achievement of market acceptance. Delays in the introduction or limited availability of hardware have harmed our operating results and continued shortages of hardware pose serious uncertainty for our forth quarter and fiscal year results. In addition, Nintendo and Microsoft have announced that their new console systems will be released in calendar year 2001. As a result sales of our products for the existing PlayStation, PlayStation 2 Computer Entertainment System, and Nintendo 64 platforms may be adversely affected. We expect this trend to continue until one or more of these consoles to achieve broad market acceptance.

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

         Few interactive entertainment software products have achieved sustained market acceptance, with those "hits" accounting for a substantial portion of revenues in the industry. Our ability to develop a hit title depends on numerous factors beyond our control, including:

         o        critical reviews;

         o public tastes and preferences that change rapidly and are hard to predict;

         o the price and timing of new interactive entertainment titles released and distributed by us and our competitors;

         o        the   availability,   price  and  appeal  of  other  forms  of
                  entertainment; and

         o        rapidly changing consumer preferences and demographics.

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

         We typically earn a higher gross margin on sales of games for the personal computer platform. Gross margins on sales of products for game console platforms are generally lower because of:

         o        license fees payable to Sony and Nintendo; and

         o        higher   manufacturing  costs  for  game  cartridges  for  the
                  Nintendo 64 console and Game Boy Color platforms.

         Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation, Sony PlayStation 2, Nintendo 64 and Game Boy Color platforms.

Our future capital needs are uncertain and we may not be able to satisfy them.


         During our third quarter of the current fiscal year, we raised an additional $20.0 million in equity financing. We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on the Company achieving its projected sales forecasts in the period. If the Company needs to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders, including the investors in the secondary offering, would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, or take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.


If we do not reduce costs or properly anticipate future costs, our operating margin may decline.

         We anticipate that the average selling prices of our products may decrease in the future in response to a number of factors, particularly competitive pricing pressures and sales discounts. Therefore, to control our operating margin, we must also seek to reduce our operating expenses. The costs of developing new interactive entertainment software have increased in recent years due to such factors as:

         o the increasing complexity and robust content of interactive entertainment software;

         o increasing sophistication of hardware technology and consumer tastes; and

         o        increasing costs of licenses for intellectual properties.

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

         Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sony released the PlayStation2 earlier this year. Nintendo has stated that it is in the process of developing a new video game platform currently referred to as the Nintendo "Game Cube" system. Microsoft has stated that it plans to introduce the "X-Box", a new game console in the fall of 2001. If sales of current models of multimedia personal computers or video game consoles level off or decline as a result of the anticipated release of new platforms or other technological changes, sales of our software titles developed for current platforms can be expected to decrease. We expect that as more advanced platforms are introduced, consumer demand for software for older platforms may decline. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

         Our competitors include the following:

         o Other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim Entertainment Inc., Activision, Inc., Eidos plc, Electronic Arts, GT Interactive Software Corp., Interplay Entertainment Corp., Lucas Arts Entertainment Company, Take Two Interactive, Midway Games, Inc., and THQ Inc.

         o Integrated video game console hardware/software companies such as Sony and Nintendo, who compete directly with us in the development of software titles for their respective platforms.

         o Large diversified entertainment or software companies, such as The Walt Disney Company or Microsoft, many of which own substantial libraries of available content and have substantially greater financial resources than us, who may decide to compete directly with us or to enter into exclusive relationships with our competitors.

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

         Our license with Sony covering the United States and Canada for the PlayStation 2 game console terminates in March 2003, while our license covering the United States, Canada and Mexico for the PlayStation game console terminates in March 2001. Our License with Nintendo for the publishing of N64 titles in the Western hemisphere terminates in May 2001. Our license with Sony covering publishing in the many countries in Europe and the Middle East as well as Australia and New Zealand expires in December 2005. Our license with Nintendo regarding publishing for Game Boy Color in the western hemisphere terminates on October 1, 2002, and for the European Community and select other countries in the former Soviet Union and South Africa terminates on January 28, 2003. Our license for the N64 system for the European Community and select countries in the former Soviet Union and South Africa terminates on November 25, 2002. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed. However, we believe that our licenses with Sony regarding the publishing in North America of titles compatible with the PlayStation game console, and with Nintendo for the publishing of N64 titles in the Western hemisphere are expected to be renewed.

Sony and Nintendo can influence our gross margin and product introduction schedules in ways we cannot control.


         Both Sony and Nintendo are the sole manufacturers of the titles we publish under licenses from them. Each platform license provides that the manufacturer may raise our costs for the titles at any time and grants the manufacturer substantial control over whether and when we can release new titles. The relatively long manufacturing and delivery cycle for cartridge-based titles for the Nintendo platform (from four to six weeks) requires us to accurately forecast retailer and consumer demand for our titles far in advance of expected sales. Nintendo cartridges are also more expensive to manufacture than CD-ROMs, resulting in greater inventory risks for those titles. Both Sony and Nintendo also publish software for their own platforms and also manufacture titles for all of their other licensees and may choose to give priority to their own titles or those of other publishers if they have insufficient manufacturing capacity or if there is increased demand.


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

         Our products are sold in international markets both directly and through licensees, primarily in Canada, the United Kingdom and other European countries, and to a lesser extent in Asia and Latin America. As a result of our current international sales and our international expansion, we will become increasingly subject to risks inherent in foreign trade, which can have a significant impact on our operating results. These risks include the following:

         o increased costs to develop foreign language versions of our products;

         o        increased credit risks and collection difficulties;

         o        tariffs and duties;

         o        increased risk of piracy;

         o        shipping delays;

         o        fluctuations in foreign currency exchange rates; and

         o        international political, regulatory and economic developments.

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

         Financial risks related to acquisitions include the following:

         o        potentially dilutive issuances of equity securities;

         o        use of cash resources;

         o        the incurrence of additional debt and contingent liabilities;

         o        large write-offs; and

         o amortization expenses related to goodwill and other intangible assets.

         Acquisitions also involve operational risks, including:

         o difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company; diversion of management's attention from other business concerns;

         o impairment of relationships with our retailers, distributors, licensors and suppliers;

         o inability to maintain uniform standards, controls, procedures and policies;

         o entrance into markets in which we have no direct prior experience; and

         o        loss of key employees of the acquired company.

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

                                  Average             Cost          Fair Value
                               Interest Rate    (in thousands)    (in thousands)
                               -------------    --------------    --------------

              Fixed rate           6.351%         $   7,206         $   7,230

         The aggregate fair value of our restricted cash included in our investment portfolio as of December 31, 2000, by contractual maturity date, consisted of the following:

                                                             Aggregate Fair
                                                                 Value
                                                             (in thousands)
                                                           -----------------

              Due in one year or less...................       $ 5,961

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

                                    THE 3DO COMPANY


Dated:  June 7, 2001                /s/  Kathleen R. McElwee
                                    -------------------------------------------
                                    Kathleen R. McElwee
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)
                                    (Duly authorized officer)