Form 10-K
period 2001-03-31
3DO CO
filed 2001-06-29
CIK 898441

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                         Commission File Number 0-21336

                                   -----------

                                 THE 3DO COMPANY

             (Exact name of Registrant as specified in its charter)

          Delaware                                         94-3177293
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                       identification number)


                100 Cardinal Way, Redwood City, California 94063
              (Address of principal executive offices and zip code)

                                 (650) 385-3000
              (Registrant's telephone number, including area code)

 Securities registered pursuant to 12(b) of the Act:            None
 Securities registered pursuant to Section 12(g)    Common Stock, $.01 Par Value

                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of May 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $125,953,048 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As  of  May  31,  2001,  the  number  of  outstanding   shares  of  the
Registrants' Common Stock was 47,611,442.

--------------------------------------------------------------------------------

                                 THE 3DO COMPANY

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

                                                                                                                Page
                                                                                                                ----
   Item 1.          Business                                                                                      3
   Item 2.          Properties                                                                                   17
   Item 3.          Legal Proceedings                                                                            18
   Item 4.          Submission of Matters to a Vote of Security Holders                                          18



                                     PART II


    Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                        18
    Item 6.         Selected Financial Data                                                                      18
    Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations        20
    Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                   26
    Item 8.         Consolidated Financial Statements and Supplemental Data                                      27
    Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         28


                                    PART III


   Item 10.         Executive Officers and Directors of the Registrant                                           28
   Item 11.         Executive Compensation                                                                       30
   Item 12.         Security Ownership of Certain Beneficial Owners and Management                               32
   Item 13.         Certain Relationships and Related Transactions                                               33


                                     PART IV


    Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                            34
                    Signatures                                                                                   56

                                     PART I


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

         Our software products operate on several multimedia platforms including personal computers, the PlayStation game console, the PlayStation 2 computer entertainment system, the Nintendo 64 game system, the Nintendo Game Boy Color hand-held game system, and the Internet. We have also developed software for the Nintendo Game Boy Advance hand-held game system and are preparing to develop software for other next generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands include Army Men, Heroes of Might and Magic, High Heat Baseball, World Destruction League and Might and Magic. We also plan to introduce new brands across multiple platforms including Jonny Moseley and Cubix. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment.

         We distribute our products through a broad variety of retail outlets, including mass merchants, warehouse club stores, computer and software retail chains and other specialty retailers. We sold our products to over 20,000 retail outlets in fiscal 2001. Our largest retail customers in fiscal 2001 were Wal-Mart, Best Buy, Electronics Boutique, Babbage's, Toys "R" Us, Blockbuster Entertainment, Target, Sears, Jack of All Games and Kmart.

         Our software publishing revenues decreased to $82.8 million in fiscal 2001 from $122.2 million in fiscal 2000 and increased from $48 million in fiscal 1999. Our net loss was $77.0 million in fiscal 2001 compared to net income of $0.2 million in fiscal 2000 and a net loss of $13.2 million in fiscal 1999. Research and development costs increased to $48.9 million in fiscal 2001 from $34.3 million in fiscal 2000 and from $25.9 million in fiscal 1999. The change in net income during fiscal 2001 reflects the impact on revenue of a platform transition year and an increase in research and development as we prepared for the next generation of console systems. Our total assets were $66.6 million as of the end of fiscal 2001 compared with $97.8 million for fiscal 2000 and $40.5 million as the end of fiscal 1999. In fiscal 2001, we released 35 new products compared to 31 new products in fiscal 2000 and 14 new products in fiscal 1999. New products consist of new brands, sequels and line extensions released on one or more platforms. We are currently developing over 30 new products that we expect to release in fiscal 2002.

INDUSTRY BACKGROUND

         According to the Interactive Digital Software Association, an industry trade association, video games sales have been growing at an annual rate of 15% a year over the last several years, double the rate of growth of the US economy, and outperforming the growth of other entertainment and technology industries. The NPD Group, a leading provider of marketing information, estimates that retail sales of interactive entertainment software and hardware in the United States were $8.0 billion in calendar year 2000, rivaling ticket sales of the US movie industry.

         A shortage of PlayStation video game consoles and PlayStation 2 computer entertainment systems as well as declining price points for older systems and their software affected the industry's overall dollar growth in 2000. Introduced in October 2000, Sony's PlayStation 2 computer entertainment system represents the beginning of a new generation of console systems. Increasing shipments of PlayStation 2 computer entertainment systems, joined by the projected U.S. introductions of Microsoft's X-Box on November 8th, 2001, Nintendo's Game Cube on November 5th, 2001, and the hand-held Game Boy Advance in June 2001 (each is expected to be followed by European introductions 3 to 6 months later) are expected to accelerate the video game cycle. Each new system boasts its own distinctive gaming and entertainment qualities.

         The NPD Group estimates that a total of 45.4 million Sony PlayStation and Nintendo 64 video game console systems have been sold in North America as of December 2000, approximately five years after their initial introduction. Industry sources forecast that next-generation consoles will have a North American installed base of 45 million by the end of 2003. Growth in the installed base of personal computers is also driving demand for interactive entertainment software. International Data Corporation forecasts that PC penetration of U.S. homes will exceed 52% by year-end 2000. Assuming 80% of home PCs are used at least partly to play games (as suggested in consumer surveys), the installed base of PCs used to play games exceeds that of previous generations of video games at the peak of a cycle.

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

         The interactive entertainment software market can generally be divided into several game categories or genres. According to the IDSA, the most popular genres include action, puzzle/board/card, sports, and adventure/role playing. The hit-driven nature of the market has often led to higher production budgets for titles as well are more complex development and production processes and longer development cycles. Publishers with a history of producing hit titles have generally enjoyed a significant marketing advantage because of their heightened brand recognition and customer loyalty. To capitalize on this heightened brand recognition and customer loyalty, some publishers have introduced sequels or line extensions of their hit titles. Sequels are typically new releases of games based upon the original game concept that also include new characters, settings, and game-play attributes. Line extensions are typically new releases of games based upon the same successful brands and offering the brand in a different genre and/or on additional platforms.

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

         The industry experienced a very difficult transition year caused by a lack of PlayStation video game consoles for nearly six months and a perceived shortage of PlayStation 2 computer entertainment systems through Christmas 2000. This created significant competition for shelf space at mass merchants and software electronic stores due in large part to a glut of excessive software in light of limited quantities of hardware. As a result, these high volume retailers began to stock a more limited number of titles expected to sell large quantities of units. We believe retailers consider the historical performance of games and may be more willing to stock sequels to successful brands and "hot" genres (e.g., extreme sports and high profile license properties). Retailers are also seeking to distribute their advertising budget across a smaller number of titles. We believe that these trends have increased the importance of building upon well-known brands in addition to identifying and pursuing licensed properties.

         We have produced games for the PlayStation 2 computer entertainment system and hand-held GameBoy Advance platforms and plan to make games for Nintendo's GameCube. Software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.



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

         We compete primarily with other publishers of interactive entertainment software for personal computers and video game consoles. Significant competitors include Acclaim Entertainment, Activision, Eidos, Electronic Arts, Infogrames, Interplay, Lucas Arts, Midway, Take-Two Interactive and THQ. In addition, integrated video game console hardware/software companies such as Sony and Nintendo compete directly by developing their own software titles for their respective platforms. Large diversified entertainment or software companies, such as The Walt Disney Company or

Microsoft, many of which own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

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


INTERACTIVE ENTERTAINMENT SOFTWARE DEVELOPMENT

         With 426 studio employees as of March 31, 2001, we believe that we have one of the largest internal development groups in the interactive entertainment software industry. Our internal development studios are 3DO Redwood City (Redwood City, California), 3DO Austin (Austin, Texas) and New World Computing (Agoura Hills, California).

         We have produced games for the PlayStation 2 computer entertainment system and hand-held GameBoy Advance platforms and plan to make games for Nintendo's GameCube. Software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

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

         Our internal studios consist of several development teams, all of which report to our Executive Vice President of Product Development. Each team is dedicated to the development of a particular product for the duration of a specific project. A team generally consists of producers, engineers, designers, programmers and artists. We allocate personnel to brands and platforms to maintain brand continuity and creativity in development while seeking to maximize productivity from experts in the technology for each hardware platform.

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

         We  complement  our  internal   development  with  external  resources.
External development firms are used to develop games:


o on platforms that are not supported by internal capabilities (e.g., Game Boy Color and Game Boy Advance),

o that utilize unique technologies developed and owned by the external developer,

o when the nature or timing of the desired development could be more efficiently performed externally,

o        in order to provide unique capabilities (e.g., localization).

SALES, MARKETING AND DISTRIBUTION

         We target the retail channel and consumers through a variety of sales, advertising and marketing campaigns including television, print media, public relations and Internet marketing. The selling and marketing strategies associated with a particular product may vary depending upon the product platform. Advertising and marketing campaigns for interactive entertainment software for the personal computer usually require expenditures in print media such as trade magazines, newspapers and consumer magazines. Historically, products for the video game console platform generally required a more significant investment in the production of a television campaign. Consumers for the next generation video game console appear to be best reached by expenditures in print media, including online marketing.

         In addition to our 51-person internal sales and marketing organization, which focuses on sales to major North American and United Kingdom retailers and distributors, we also utilize eight independent sales representative firms that specialize in the sales and marketing of products for video game console platforms. We also have several licensees that sell our products in various territories including Europe, Latin America, Asia, and Australia. Our distributors purchase fully packaged products from us for resale to retailers, while licensees receive master copies of software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments.

North America. We distribute and sell our interactive entertainment software in North America through direct relationships with major retail customers, as well as through third party distributors. Our distributors primarily sell products for the personal computer platform. Our largest retailers in fiscal 2001 were:

           Wal-Mart                                    Kmart
           Toys "R" Us                                 Babbage's
           Best Buy                                    KayBee Toys
           Target                                      Jack of all Games
           Blockbuster Entertainment                   Hollywood Video
           Electronics Boutique

         In fiscal 2001, sales to Wal-Mart and Kmart each represented more than 10% of our total software publishing revenues. In fiscal 2000, sales to Wal-Mart represented more than 10% of our total software publishing revenues. Sales to our five largest customers accounted for approximately 49% of our software publishing revenues in fiscal 2001 and 40% of our software publishing revenues in fiscal 2000.

International. 3DO Europe Ltd. utilizes direct distribution of its products into the United Kingdom utilizing its own sales and marketing staff. We also have numerous distribution agreements throughout Europe, New Zealand and Australia. Our distributors purchased fully packaged products from us for resale to retailers and 3DO works closely with them to generate targeted marketing programs for each territory. We also have licensing agreements in Asia and Latin America in which licensees receive master copies of the software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments. Sales from our European entity for the year ended March 31, 2001 and 2000 were $14.0 million and $12.3 million, respectively. Operating expenses were $7.0 million and $4.2 million for fiscal 2001 and fiscal 2000, respectively. Assets for this entity were $8.9 million and $15.3 million at March 31, 2001 and 2000, respectively.


Internet. We currently maintain an extensive Web site which contains the following major sections:

o Products. For each of our brands, the site contains a detailed description of each product and its gameplay. In some instances users can also download to their computers a demo containing a few levels of each game, a video clip showing actual gameplay, or actual screenshots from each game. Users have the ability to download artwork including box art, character renderings, and wallpaper for display on a computer desktop. Our Web site also provides support for each product, allowing users to download updates and modifications to our software, view responses to frequently asked questions, and communicate with our customer service department.

o The 3DO Community. This section of the site allows customers to register individually with their own profiles and screen names, to converse on-line with each other about our products, and to post messages and receive mail regarding our products. A free, Web-based e-mail capability is also offered, allowing users to send and receive mail from a 3DO-branded domain address such as "armymen.com."

o The 3DO Store. This section of the site offers consumers the ability to purchase packaged versions of our products online, directly from us, for conventional delivery to their homes. The "3DO Pipeline" section allows consumers to purchase downloadable versions of some games for electronic delivery to their computers over the Internet.


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

         Sony Computer Entertainment America ("SCEA") has granted us a non-exclusive license to develop and distribute entertainment software products for the PlayStation video game console and PlayStation 2 computer entertainment system in the United States, Canada and Europe. We pay Sony a per unit royalty for each unit manufactured. Sony is the exclusive manufacturer of products licensed under these agreements. The agreements grant us licenses to use proprietary Sony software and hardware to develop titles for the PlayStation and PlayStation 2 and to use Sony trademarks to market, distribute and sell titles for these platforms. Development of new games under this agreement is subject to approval by Sony and testing and approval of the completed game by Sony is required prior to market introduction.

         Nintendo has granted us a non-exclusive license to utilize proprietary programming specifications, development tools, trademarks, and other intellectual property rights solely in order to develop and distribute video game software for play on the Nintendo 64 system throughout the Western Hemisphere and Western Europe, Australia, New Zealand, South Africa and certain countries of Eastern Europe. Development of new games for use under this agreement is subject to approval by Nintendo and testing and approval of the completed game by Nintendo is required prior to market introduction. Additionally, Nintendo has exclusive responsibilities for establishing and fulfilling all aspects of the manufacturing process. We have also entered into similar licenses for the Game Boy Color in the U.S. and Europe and for Game Boy Advanced in the Western Hemisphere. Under these agreements, after licensing a product, we buy discrete quantities of licensed game software units from
Nintendo  for  sale.   We  pay  Nintendo  a  per  unit  royalty  for  each  unit
manufactured.

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


INTELLECTUAL PROPERTY

         We hold copyrights on our products, product literature, advertising and marketing materials, and other published materials. We also hold trademark rights in our corporate name and logo, as well as in certain of our product names and publishing labels. We have licensed certain products to third parties for manufacture and distribution in particular geographic markets, principally outside of North America and Europe, and we receive royalties in connection with such licenses. We currently outsource some of our product development to third-party developers, and have a policy of endeavoring to contractually retain all intellectual property rights relating to such externally developed projects.

         We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other such methods to protect our proprietary rights. We own or license various copyrights and trademarks. While we provide end-user license agreements or other limitations on the use of our software, the enforceability of such agreements or limitations is uncertain. While we copy-protect our products, we are aware that unauthorized copying occurs within the computer software industry, and if a significantly greater amount of unauthorized copying of our software products were to occur, our operating results could be materially adversely affected.

         We rely on existing copyright laws to prevent the unauthorized reproduction and distribution of our software. However, existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced, and consequently legal protection of our rights may be ineffective in such countries. Additionally, if we seek to leverage our software products using emerging technologies, such as the Internet and on-line services, it may become more difficult to protect our intellectual property rights and to avoid infringing the intellectual property rights of others. Furthermore, the intellectual property laws are less clear with respect to such emerging technologies. We cannot be certain that existing intellectual property laws will provide adequate protection for our products and services in connection with such emerging technologies.

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

         We license certain copyrights and trademarks for use in our High Heat Baseball brand and pay applicable royalties to Major League Baseball Properties, Inc. and the Major League Baseball Players Association. If we should be unable to maintain or renew those licenses for use in High Heat Baseball, we would be unable to release additional sequels and line extensions for that brand and our operating results could be materially adversely affected.


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

EMPLOYEES

         As of March 31, 2001, we employed 526 full-time employees and 28 independent contractors to supplement our permanent work force. These persons provided services in the following areas: 426 in product development, 51 in sales and marketing, and 77 in finance, administration, distribution and legal services. We believe that our relations with employees are good. None of our employees are subject to collective bargaining agreements.

RISK FACTORS

Our quarterly operating results frequently vary significantly due to factors, many of which are outside our control.

         We  have   experienced  and  expect  to  continue  to  experience  wide fluctuations in quarterly operating results as a result of a number of factors. We cannot control many of these factors, which include the following:


         o        market acceptance of our titles;


         o the timing and number of new video game consoles introduced and shipped to market, such as the PlayStation 2 computer entertainment system;

         o        the timing and number of new title introductions;


         o the mix of sales of higher and lower margin products in a quarter. We typically earn a higher gross margin on sales of games for the personal computer platform. Gross margins on sales of products for game console platforms are generally lower because of license fees payable to Sony and Nintendo and higher manufacturing costs for game cartridges for the Nintendo 64 console platform. Therefore, our gross margins in any period can be significantly affected by the mix of products we sell for the personal computer, Sony PlayStation and Nintendo 64 platforms;


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

Our revenues could be significantly affected by many uncertain factors.

         There are many business and economic factors that could significantly affect our revenues, which include:

o If new platform introductions are delayed, we could lose significant revenues. Our ability to sell our products depends on the timely introduction of platforms and their achievement of market acceptance. Delays in the introduction or limited availability of hardware have harmed our operating results and continued shortages of hardware pose serious uncertainty for our quarterly and fiscal year results;

o Significant portions of our historical revenues have been derived from a limited number of brands, so a decline in a brand's popularity may seriously harm our revenues. The Army Men brand represented 61% and Might and Magic represented 18% of our total revenues in fiscal 2001. Because we depend on a limited number of brands for the development of sequels and line extensions, if one or more of our brands were to lose their current popularity, our revenues and profits could be seriously harmed. Furthermore, we cannot be certain that a sequel or line extension of a popular brand will be as popular as prior titles in that brand;

o Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sony introduced its PlayStation 2 computer entertainment system in October 2000. Both Microsoft and Nintendo are expected to introduce the new X-Box and Game Cube, respectively, in November 2001. Sales of our current products for the current Nintendo and Sony PlayStation have already been adversely affected and we expect this trend to continue until one or more new platforms achieves a widely installed base of consumers. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

o If we do not create titles for new hardware platforms, our revenues will decline. The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game systems, including the Nintendo 64, Game Boy Color, PlayStation video game consoles and the PlayStation 2 computer entertainment system. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various hardware platforms and operating systems, our business could be seriously harmed;

o If our new product introductions are delayed, we could lose significant potential revenues. Most of our products have a relatively short life cycle and sell for a limited period of time after their initial release, usually less than one year. We depend on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to replace declining net revenues from older products;

o Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $12.1 million at March 31, 2001. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed.

o If our new products have defects, we could lose potential revenues and increase our costs;

o Our contract manufacturers, Sony, Nintendo and JVC, may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations could be materially interrupted, and our business could be seriously harmed.

o If an economic slowdown in the United States leads to decreased consumer spending on entertainment products, our results could be adversely affected.

Our future capital needs are uncertain and we may not be able to satisfy them.

         During fiscal 2001, we raised $40.0 million in equity financing. We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on us achieving our projected sales forecasts in the period and on the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

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


If more mass merchants establish exclusive buying arrangements, or if one were to terminate its relationship with us, our sales and gross margin would be adversely impacted.

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

We rely on external developers for the development of many of our titles.

         While we develop the majority of our titles internally, many of our titles are developed by third-party developers. A delay in the work performed by the third-party developer may result in delay of our release of the affected product. The work by the third-party developers may not meet our quality standards, and, as a result, we may terminate the development contracts with some developers. Our hardware licensors (e.g. Sony and Nintendo) require that third-party developers obtain and maintain licensor authorization to develop games on our behalf that are compatible with the licensor's hardware platform; through no fault of 3DO, the developers' authorization to develop games for us may be terminated by the hardware licensor.

If we needed to write down prepaid royalties or capitalized development costs below the current recorded value, our results of operations could be adversely affected.

         We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot be assured that the sales of products for which such royalties are paid or guaranteed payments are made will be sufficient to cover the amount of these required payments. We capitalize our advances to developers on our balance sheet as a part of "prepaid royalties." We analyze our prepaid royality costs quarterly, and we will take write-offs when, based on our estimates, future individual product contribution will not be sufficient to recover our investment.

         We capitalize external use software cost once technological feasibility is established. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future revenues for that product, whichever is greater.

The industry competition is intensive and the retail shelf space is limited.

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

         Our competitors include the following:

         o Other publishers of interactive entertainment software for personal computer and video game consoles, including Acclaim, Activision, Eidos, Electronic Arts, Infogrames, Interplay, Lucas Arts, Take Two Interactive, Midway, Sega, and THQ.

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

         Retailers of our products typically have a limited amount of shelf space and promotional resources. Publishers of interactive entertainment software products compete intensely for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Our business and financial condition may be materially adversely affected if any of our significant customers terminate their relationship with us or significantly reduce the amount of business they do with us.

Our sales and accounts receivable are concentrated in a limited number of customers.

         During fiscal 2001, two customers accounted for 10% or higher of total revenues and sales to our five largest customers accounted for approximately 49% of our revenues.

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

Sony and Nintendo can influence the number of games that we can publish as well as our gross margin and product introduction schedules.

         We depend heavily on non-exclusive licenses with Sony and Nintendo both for the right to publish titles for their platforms and for the manufacture of our software designed for use on their platforms. Our licenses with Sony and Nintendo require that we obtain their concept approval for each of the products that we would like to publish, as well as their approval of the completed games and all associated artwork and marketing materials. This approval process could cause a delay in our ability to release a new title and cause us to incur additional expenses to modify our products in order to obtain approval. As a result, the number of titles we are able to publish for these platforms may be limited or may be delayed from our originally planned release dates.

         Our license with Sony Computer Entertainment America ("SCEA") covering the publishing of PlayStation 2 titles in the United States and Canada is scheduled to expire in March 2003, while our license with SCEA covering the publishing of PlayStation titles in the United States, Canada and Mexico is scheduled to expire in March 2005. Our license with Sony Computer Entertainment Europe ("SCEE") covering the publishing of PlayStation 2 titles throughout Europe, Australia, New Zealand, and certain countries in Africa and the Middle East, is scheduled to expire in March 2003, while our license with SCEE covering the publishing of PlayStation titles in such countries and territories is scheduled to expire in December 2005. Our license with Nintendo for the publishing of N64 titles in the Western Hemisphere is scheduled to expire in May 2004. Our license with Nintendo for the publishing of N64 titles in the principal countries of Western Europe, Australia, New Zealand, South Africa, and certain countries in Eastern Europe is scheduled to expire in November 2002. Our license with Nintendo regarding the publishing of Game Boy Color titles in the Western Hemisphere is scheduled to expire in September 2002, and our license for the principal countries of Western Europe, Australia, New Zealand, South Africa, and certain countries in Eastern Europe is scheduled to expire in January 2003. Our license with Nintendo regarding the publishing of Game Boy Advanced titles in the Western Hemisphere is scheduled to expire in May 2004. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed.

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

         We previously offered a role playing fantasy game called "Meridian 59," which was a server-based Internet game. This type of game's software resided on a remote server, and was played only by accessing that server via the Internet. Meridian 59 did not achieve significant market penetration. We provided free play time and other incentives, such as discounts and contests, to interest the limited number of consumers currently in the Internet game market to try Meridian 59. We did not establish that any of these incentives, the availability of server-based games on the Internet or whether the expenses we incurred in offering these incentives resulted in significant growth in the use of our server-based Internet games or would generate revenues for us in the future. As a result of these factors, we announced that we would discontinue the availability of Meridian 59 in June 2000. The product was offered to users for free until September 2000. A number of software publishers who competed with us have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

         In December 1999, we were issued a patent which could allow us to create a new business model in Internet games and entertainment. However, in order to fully develop the patent's potential, investments will be required in research and development or to obtain rights to Internet-related technologies. Without the required investment in research and development or without obtaining rights regarding to technologies that would allow us to exploit our Internet-related patent, we cannot be certain that we will be able to fully utilize the patent in a commercially successful manner. In addition, even if we are able to use the patent in connection with the development of new Internet games or other forms of interactive entertainment that are intended to be experienced through the Internet, the development of such products will require additional investment by us. We cannot be certain that such products will be commercially successful, nor can we even be certain that our investment in developing and marketing such products will be recouped by our sales or licenses of such products.

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

Our business could be adversely affected by the illegal copying of our software or by infringement claims brought by or against us.

         Although we use copy-protection devices, an unauthorized person may be able to copy our software or otherwise obtain and use our proprietary information. If a significant amount of illegal copying of software published or distributed by us occurs, our product sales could be adversely impacted.

         Although we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot be certain that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend

Rating systems for interactive entertainment software, government censorship or retailer resistance to violent games could inhibit our sales or increase our costs.

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

Future acquisitions may strain our operations and anti-takeover provisions may prevent an acquisition.

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

         Anti-takeover provisions may prevent an acquisition. Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, Delaware law and the significant ownership of common stock by Trip Hawkins, our Chairman and Chief Executive officer, could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.


ITEM 2.  PROPERTIES

         As of March 31, 2001, we leased 174,272 square feet in Redwood City, California, 7,910 square feet in Austin, Texas, and 16,638 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately
$549,000. These facilities house our administrative, research, development, design and sales operations. In addition, we lease 3,600 square feet in London, Great Britain, to house our European operations. The lease for 14,922 square feet of the Redwood City facility expires in May 2002. The lease for the remaining 159,350 square feet of the Redwood City facility expires in November 2012. As part of our restructuring during the year ended March 31,

2001, we vacated approximately 26,000 square feet of our Redwood City facility. We are actively pursuing the subleasing of this space and have accrued $0.8 million at March 31, 2001 for anticipated lease payments on the unused portion. The lease for the Austin facility expires in March 2002, and the lease for the Agoura Hills facility expires in May 2005. The London lease expires in September 2001. We believe that these facilities are adequate for our current needs.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "THDO". The following table sets forth the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods indicated.

                                                          Closing Sales Prices
                                                          --------------------
                                                             High       Low
                                                             ----       ---

Fiscal Year Ended March 31, 2000:
   First Quarter........................................       $6.99     $4.44
   Second Quarter.......................................       10.06      5.13
   Third Quarter........................................       11.00      7.50
   Fourth Quarter.......................................       15.81      7.19
Fiscal Year Ended March 31, 2001:
   First Quarter........................................        8.50      5.28
   Second Quarter.......................................        9.88      6.19
   Third Quarter........................................        6.50      1.53
   Fourth Quarter.......................................        3.38      1.69

         As of May 31, 2001, there were approximately 828 holders of record of 47,611,442 shares of outstanding common stock.


DIVIDEND POLICY

         We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our line of credit with Foothill Capital Corporation prohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA


         The selected consolidated financial data as of March 31, 2001 are derived from consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent auditors, which are included elsewhere in this annual report on Form 10-K. The selected consolidated  financial  data as of March  31,  2000 and 1999 are  derived  from consolidated financial statements, audited by KPMG LLP, which are included elsewhere in this annual report on Form 10-K. The selected consolidated financial data as of March 31, 1998 and 1997 are derived from consolidated financial statements, audited by KPMG LLP, which are not included herein. The information below should be read in conjunction with "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K, as well as reports and documents filed by us with the Securities and Exchange Commission.

         Our initial business model was to develop an interactive video entertainment platform. In 1993, we launched our entertainment platform, but it failed to achieve significant market acceptance. In 1997, we sold most of our hardware systems group assets and focused our operations on our current business of developing and publishing branded interactive entertainment software.



                                                                            Year Ended March 31,
                                                                            --------------------
                                                         1997           1998        1999           2000       2001
                                                         ----           ----        ----           ----       ----
                                                               (in thousands, except per share and other data)
Consolidated Statements of Operations Data:
Software Publishing
Revenues ............................................   $   9,540    $   9,429    $  48,019    $ 122,234   $  82,765
Cost of revenues ....................................       5,397        3,916       13,778       44,823      44,650

Gross profit ........................................       4,143        5,513       34,241       77,411      38,115
Operating expenses:
Research and development ............................      23,717       16,483       25,939       34,275      48,920
Sales and marketing .................................       5,309        5,612       13,497       31,652      32,929
General and administrative ..........................       6,917        6,399        8,900       11,307      18,469
Restructuring costs .................................        --           --           --           --         1,225
In-process research and development .................       7,700         --           --           --          --

   Total operating expenses .........................      43,643       28,494       48,336       77,234     101,543
Operating income (loss) .............................     (39,500)     (22,981)     (14,095)         177     (63,428)
Amortization of warrant issuance ....................        --           --           --           --        (1,557)
Interest and other income, net(1) ...................       2,115        1,874        1,119          325      (9,147)

Income (loss) before taxes ..........................     (37,385)     (21,107)     (12,976)         502     (74,132)

Hardware Systems
Revenues:
Royalties and license fees ..........................      79,167       29,371         --           --          --
Development systems and other .......................       3,643           90         --           --          --
   Total revenues ...................................      82,810       29,461         --           --          --

Cost of revenues:
Royalties and license fees ..........................         456         --           --           --          --
Development systems and other .......................       2,136           43         --           --          --

   Total cost of revenues ...........................       2,592           43         --           --          --

Gross profit ........................................      80,218       29,418         --           --          --
Operating expenses:
Research and development ............................      18,360        2,664         --           --          --
Sales and marketing .................................       2,734         --           --           --          --
General and administrative ..........................       4,393          923         --           --          --
Stock incentive .....................................        --           --           --           --          --

   Total operating expenses .........................      25,487        3,587         --           --          --

Operating income ....................................      54,731       25,831         --           --          --
Gain on sale of hardware systems assets .............        --         18,032         --           --          --
Net interest and other income (expense) .............        --           --           --           --          --


                                                                           Year ended March 31,
                                                        ------------------------------------------------------------
                                                           1997        1998         1999         2000        2001
                                                        ---------    ---------    ---------    ---------   ---------


Income before taxes .................................      54,731       43,863         --           --          --

Consolidated Software Publishing and Hardware Systems
Income (loss) before taxes ..........................      17,346       22,756      (12,976)         502     (74,132)
Income and foreign withholding taxes ................       4,075          219          191          297         124
Net income (loss) before cumulative effect ..........      13,271       22,537      (13,167)         205     (74,256)
Extraordinary loss from early extinguishments of debt        --           --           --           --          (800)
Cumulative effect of accounting change ..............        --           --           --           --        (1,978)
Net income (loss) ...................................   $  13,271    $  22,537    $ (13,167)   $     205   $ (77,034)

Earnings per share:
Basic net income (loss) per share before
   extraordinary charges and cumulative effect change   $    0.48    $    0.85    $   (0.51)   $    0.01   $   (1.79)
Extraordinary charge                                         --           --           --           --     $   (0.02)
Cumulative effect of accounting change                       --           --           --           --     $   (0.04)
Basic net income (loss) per share ...................   $    0.48    $    0.85    $   (0.51)   $    0.01   $   (1.85)
Diluted net income (loss) per share before
   extraordinary charges and cumulative effect change   $    0.46    $    0.83    $   (0.51)   $    0.01   $   (1.79)
Extraordinary charge                                         --           --           --           --     $   (0.02)
Cumulative effect of accounting change                       --           --           --           --     $   (0.04)
Diluted net income (loss) per share .................   $    0.46    $    0.83    $   (0.51)   $    0.01   $   (1.85)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments ...   $  33,617    $  34,584    $  13,851    $  21,772   $   4,885
Working capital .....................................      14,067       28,769       15,675       58,140      30,025
Total assets ........................................      44,954       40,447       40,488       97,801      66,632
Short-term debt .....................................        --           --          9,505        8,579       1,800
Total long-term liabilities .........................       1,715         --           --           --          --
Total stockholders' equity ..........................   $  21,399    $  33,578    $  20,115    $  72,816   $  49,934

-----------
(1) For presentation purposes, net interest and other income (expense) has been allocated to software publishing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS


         This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Business" and "Management's Discussion and Analysis of Financial Resources and Results of Operations". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-K.

         These forward-looking statements apply only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-K might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-K and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

         o our ability to extend our brands across multiple genres and platforms

         o        the timing of the introduction of some new products;

         o our expectations regarding the number of new product releases for fiscal 2002;

         o our expectations regarding the timing of the introduction of new platforms;

         o our expectation that the introduction of new platforms will accelerate the video game cycle;

         o our expectations regarding retailers preferences to stock sequels to successful brands

         o        our  expectations   regarding  the  sufficiency  of  our  cash
                  reserves and of our future cash requirements;

         o our expectations regarding cash flow from operations and our available credit facilities;

         o our expectations regarding our ability to renew licensing agreements with our principal licensors, including Sony and Nintendo;

         o        our expectations regarding operating expenses;

         o        our   expectations   that  as  more  advanced   platforms  are
                  introduced, consumer demand for software for older platforms may decline; and

         o our expectation that we have adequate legal defenses for legal actions arising out of the ordinary course of business and that the ultimate outcome of these actions will not have a material effect on our financial position.


GENERAL

         You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This Form 10-K contains, in addition to historical information, forward-looking statements that involved risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-K. See "Risk Factors."

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, PlayStation 2 computer entertainment system, the Nintendo Game Boy Color hand-held video game system and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

         Revenues consist primarily of revenues from the sale of software titles published and distributed by us and license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. Software licensing revenues are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon cash receipt.

         Prior to fiscal year 2001, our revenue policy was to recognize revenue at the time our products were shipped to our customers. We changed our revenue recognition policy during fiscal year 2001, based on guidelines provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements". We now recognize revenue at the point products are received by our customers. We estimate that our products typically take on average, three days from the point of shipment to their arrival at our customers' sites.

         Cost of revenues consist primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo and, to a lesser extent, royalties payable to third-party developers and licensors. Cost of revenues for interactive entertainment software varies significantly by platform. Cost of revenues for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues for personal computer titles primarily consists of the cost of the CD-ROM and packaging.

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During the fourth quarter of fiscal 2001, we capitalized internal development costs of approximately $0.6 million for second-generation games for a new platform due to significant costs being incurred after technological feasibility was reached. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In the current fiscal year, we began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by existing products and as a result we capitalized approximately $3.0 million of external development costs during fiscal 2001. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the year ended March 31, 2001, we amortized $1.3 million of capitalized software development costs.

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

         As of March 31, 2001, we had cumulative federal net operating loss carryforwards of approximately $171 million for federal income tax purposes and $20 million for state tax purposes. If not offset against future taxable income, these net operating loss carryforwards will expire beginning in fiscal 2009 and 2006, for federal and state tax purposes, respectively.

         As of March 31, 2001, we had unused research and development tax credits of approximately $12 million and $9 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credits begin expiring in fiscal 2007. The California research and development tax credit can be carried forward indefinitely. We also had foreign tax credits of approximately $11.0 million available to reduce future federal income taxes, expiring through fiscal 2005. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carry forward indefinitely.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data for fiscal 1999, 2000 and 2001 expressed as a percentage of revenues.

                                                       Year Ended March 31,
                                                     1999       2000       2001
                                                     ----       ----       ----

Revenues ........................................  100.0 %     100.0 %   100.0 %
Cost of revenues ................................   28.7 %      36.7 %    53.9 %

Gross profit ....................................   71.3 %      63.3 %    46.1 %
Operating expenses:
   Research and development .....................   54.0 %      28.0 %    59.1 %
   Sales and marketing ..........................   28.1 %      25.9 %    39.8 %
   General and administrative ...................   18.5 %       9.3 %    22.3 %
   Restructuring costs ..........................      --          --      1.5 %

      Total operating expenses ..................  100.6 %      63.2 %   122.7 %

Operating income (loss) .........................  (29.3)%       0.1 %   (76.6)%
Interest expense associated with convertible debt      --          --     (1.9)%
Interest and other income, net ..................    2.3 %       0.3 %   (11.0)%

Income (loss) before taxes ......................  (27.0)%       0.4 %   (89.5)%


FISCAL 2001 COMPARED TO FISCAL 2000

Revenues. Revenues decreased to $82.8 million in fiscal 2001 from $122.2 million in fiscal 2000. This decrease was due primarily to a decrease in the average selling price per unit due to increased competition in a platform transition year. Our revenues consisted primarily of sales of interactive entertainment software for the PlayStation game console, the PlayStation 2 computer entertainment system, Game Boy Color, the Nintendo 64 and the personal computer.

Cost of revenues. Cost of revenues decreased slightly to $44.6 million in fiscal 2001 from $44.8 million in fiscal 2000. This small decrease was primarily due to an increase in units sold during the year offset by a shift in product mix. The amortization of capitalized software costs contributed an increase in cost of revenues of $1.3 million and $0.0 million in fiscal 2001 and 2000, respectively. Gross margin decreased to 46.1% in fiscal 2001 from 63.3% in fiscal 2000. The decrease was due to lower price points in fiscal 2001 as pricing became more competitive during the platform transition.

Research and development. Research and development expenses increased to $48.9 million in fiscal 2001 from $34.3 million in fiscal 2000. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation video game console systems in addition to the current video game platforms. This increase was partially offset by capitalized external development costs related to localization and platform translation costs after individual titles reached technical feasibility. These capitalized costs were approximately $3.6 million and $0.0 million for the years ended March 31, 2001 and 2000, respectively. Amortization of capitalized development costs is charged to cost of revenues.

Sales and marketing. Sales and marketing expenses increased to $32.9 million in fiscal 2001 from $31.7 million in fiscal 2000. This increase was primarily due to increased advertising of new products, marketing expenses related to increased personnel, offset by lower marketing development funds for retailers. We anticipate that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues in the future.

General and administrative. General and administrative expenses increased to $18.5 million in fiscal 2001, from $11.3 million in fiscal 2000. The increase was primarily due to an increase of $4.0 million in bad debt expense combined with an increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles. We expect that general and administrative expenses will decrease in the future.

Restructuring charge. During Fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. We estimate that it will take approximately six months to find a suitable sub-lessee for the vacated office space. As of March 31, 2001 we have accrued $0.8 million for anticipated costs associated with finding a sub-lessee.

Net interest and other income. Net interest and other income, excluding interest expense associated with a warrant issuance and convertible debt, decreased to $0.2 million in fiscal 2001 from $0.3 million in fiscal 2000. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances. On August 16, 2000 we entered into a convertible note and warrant purchase agreement (the "Agreement") with our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend us up to $20.0 million through
September 30, 2000. In consideration for such commitment, we issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, we estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the life of the promissory notes. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into, was $6.4158. Accordingly, we recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of our common stock on August
23, 2000, multiplied by the number of common shares involved in the debt conversion.


FISCAL 2000 COMPARED TO FISCAL 1999

Revenues. Revenues increased to $122.2 million in fiscal 2000 from $48.0 million in fiscal 1999. This increase was due primarily to an increase in the number of new titles released to 31 new titles in fiscal 2000 from 14 new titles in fiscal 1999. Our revenues consisted primarily of sales of interactive entertainment software for the Sony PlayStation, the Nintendo 64 and the personal computer.

Cost of revenues. Cost of revenues increased to $44.8 million in fiscal 2000 from $13.8 million in fiscal 1999. This increase was primarily due to the increased number of software titles published in fiscal 2000 compared with fiscal 1999. Gross margin decreased to 63.3% in fiscal 2000 from 71.3% in fiscal 1999. The decrease was due to higher console product mix in fiscal 2000, which had higher per unit cost of goods sold.

Research and development. Research and development expenses increased to $34.3 million in fiscal 2000 from $25.9 million in fiscal 1999. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation video game console systems in addition to the current video game platforms.

Sales and marketing. Sales and marketing expenses increased to $31.7 million in fiscal 2000 from $13.5 million in fiscal 1999. This increase was primarily due to marketing expenses related to the increase in the number of titles released during fiscal 2000 over 1999 and the associated launch costs and advertising of the releases.

General and administrative. General and administrative expenses increased to $11.3 million in fiscal 2000, from $8.9 million in fiscal 1999. The increase was primarily due to the increase in administrative and overhead expenses as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Nintendo Color Game Boy, Nintendo 64 and the next generation console platforms.

Net interest and other income. Net interest and other income decreased to $0.3 million in fiscal 2000 from $1.1 million in fiscal 1999. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are unrestricted cash and cash equivalent balances, which were $4.9 million at March 31, 2001 and $21.8 million at March 31, 2000. The decrease was primarily due to the $43.5 million cash used in operating activities and $11.9 million in capital expenditures offset by cash provided by financing activities of $39.8 million.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a $50.0 million revolving line of credit with Foothill Capital. During the third quarter of fiscal 2001, we determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit. Accordingly, on December 1, 2000, we signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital credit facility now allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (8.75% as of March 31, 2001) depending on our tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that we maintain tangible net worth of not less than $40.0 million.

         In August 2000, we sold two convertible promissory notes totaling $20.0 million to our Chief Executive Officer and Chairman of the Board, William M.
(Trip) Hawkins III. Associated with the issuance of the promissory notes, we issued a warrant to purchase 432,432 shares of Common Stock with an exercise price of $20 per share to Mr. Hawkins. The notes were convertible to shares of Common Stock at a price of $6.9375 per share. In September 2000, the notes and accrued interest were converted to 2,899,641 shares of Common Stock.

         During the year ended March 31, 2001, we recognized interest expense of $1.6 million associated with the issuance of warrants and $9.3 million associated with convertible debt (see Note 6 to the Consolidated Financial Statements).

         In October 2000, we sold 6,464,647 shares of common stock at the stock's closing price on October 31, 2000 of $3.09375 per share. As part of the transaction we also issued warrants to purchase 1,292,929 shares of common stock with an exercise price of $3.7125 per share. Mr. Hawkins purchased 4,848,485 of these shares and was issued 969,997 of the warrants on terms equivalent with the third party purchaser.

         We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we may need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on us achieving our projected sales forecasts for the period and the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137, will be adopted by us in the first quarter of fiscal 2002 and is not expected to have a material impact on our financial statements.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at March 31, 2001:


Short-term investments                Average          Cost         Fair Value
----------------------             Interest Rate  (in thousands)  (in thousands)
                                   -------------  --------------  --------------

Fixed rate.......................       5.23%          $7,315      $7,328


         The aggregate fair value of the our restricted cash included in our investment portfolio as of March 31, 2001, by contractual maturity date, consisted of the following:

                                                        Aggregate Fair Value
                                                           (in thousands)
                                                        --------------------

Due in one year or less.............................            $5,961

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

QUARTERLY RESULTS  OF OPERATIONS

         The following table sets forth extracts from our unaudited consolidated statements of operations for each of the eight quarterly periods ended March 31, 2001. The data for the quarterly periods for fiscal 2000 show the proforma effect of applying SAB 101 throughout fiscal 2000, and reconciles the differences with those amounts previously reported. The data for the quarterly periods ended for fiscal 2001 show the effect of restating the first three quarters of fiscal 2001 as if the provisions of SAB 101 had been applied, and reconciles the differences with those amounts previously reported. You should read this information with our consolidated financial statements and related notes listed under the heading "(a)(1) Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference. We have prepared these unaudited exhibits on a basis consistent with audited financial statements. You should not draw any conclusions about our future results from the operating results presented for any of these quarters.

                                                           Fiscal Quarter Ended                       Fiscal Quarter Ended
                                               ----------------------------------------     ----------------------------------------
                                               June 30,   Sep. 30,    Dec. 31,  Mar. 31,   June. 30,  Sep. 30,   Dec. 31,   Mar. 31,
                                                 1999       1999        1999     2000        2000       2000       2000       2001
                                                 ----       ----        ----     ----        ----       ----       ----       ----
Revenues as previously reported                $ 13,072   $ 20,705   $ 41,157  $ 47,299   $  7,856   $ 22,935   $ 29,904   $ 18,975
  Effect of change in accounting principle         --         --         --        --        3,094     (1,830)     1,830       --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Revenues after the effect of SAB 101             13,072     20,705     41,157    47,299     10,950     21,105     31,734     18,975
                                               --------   --------   --------  --------   --------   --------   --------   --------

Gross Margin as previously reported               9,187     12,004     26,797    29,423      3,564      8,191     14,353     10,029
  Effect of change in accounting principle         --         --         --        --        1,978     (1,287)     1,287       --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Gross Margin after the effect of SAB 101          9,187     12,004     26,797    29,423      5,542      6,904     15,640     10,029
                                               --------   --------   --------  --------   --------   --------   --------   --------

Net income (loss) before extraordinary items     (6,773)    (5,923)     1,409    11,492    (25,462)   (16,733)   (21,559)   (12,480)
  Extraordinary Item                               --         --         --        --         (800)      --         --         --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income (loss) as previously reported         (6,773)    (5,923)     1,409    11,492    (26,262)   (16,733)   (21,559)   (12,480)
  Effect of change in accounting principle         --         --         --        --        1,978     (1,287)     1,287       --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income(loss) after the effect of SAB 101   $ (6,773)  $ (5,923)  $  1,409  $ 11,492    (24,284)  $(18,020)  $(20,272)  $(12,480)
                                               --------   --------   --------  --------   --------   --------   --------   --------

Net income (loss) per share - Basic
before extraordinary item, as
previously reported                            $  (0.26)  $  (0.18)  $   0.04  $   0.32   $  (0.69)  $  (0.45)  $  (0.48)  $  (0.26)
  Extraordinary Item                               --         --         --        --         (.02)      --         --         --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income (loss) per share - Basic,
as previously reported                            (0.26)     (0.18)      0.04      0.32      (0.71)     (0.45)     (0.48)     (0.26)
  Effect of change in accounting principle         --         --         --        --         0.05      (0.04)      0.03       --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income (loss) per share - Basic, after
the effect of SAB 101                          $  (0.26)  $  (0.18)  $   0.04  $   0.32   $  (0.66)  $  (0.49)  $  (0.45)  $  (0.26)
                                               --------   --------   --------  --------   --------   --------   --------   --------

Net income (loss) per share - Diluted
before extraordinary item, as
previously reported                            $  (0.26)  $  (0.18)  $   0.03  $   0.26   $  (0.69)  $  (0.45)  $  (0.48)  $  (0.26)
  Extraordinary Item                               --         --         --        --         (.02)      --         --         --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income (loss) per share - Basic,
as previously reported                            (0.26)     (0.18)      0.03      0.26      (0.71)     (0.45)     (0.48)     (0.26)
  Effect of change in accounting principle         --         --         --        --         0.05      (0.04)      0.03       --
                                               --------   --------   --------  --------   --------   --------   --------   --------
Net income (loss) per share - Basic, after
the effect of SAB 101                          $  (0.26)  $  (0.18)  $   0.03  $   0.26   $  (0.66)  $  (0.49)  $  (0.45)  $  (0.26)
                                               --------   --------   --------  --------   --------   --------   --------   --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 13, 2001, we dismissed KPMG LLP ("KPMG") as our independent public accountants, a capacity in which KPMG had served for several years. The decision to change our independent public accountants was approved by our full Board of Directors and our Audit Committee.

         During the fiscal years ended March 31, 1999 and March 31, 2000 and the subsequent interim period preceding the change in accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for the years ended March 31, 1999 and March 31, 2000. In addition, KPMG's reports on our financial statements for the years ended March 31, 1999 and March 31, 2000 contained an unqualified opinion.

         KPMG's letter to the Audit Committee related to its audit of our consolidated financial statements for the fiscal year ended March 31, 2000 included no significant reportable conditions.

         On March 13, 2001, we selected PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to replace KPMG as our independent public accountants. During the year ended March 31, 2000 and through the subsequent period ended January 11, 2001, we did not consult with PricewaterhouseCoopers on items which (i) were or should have been subject to SAS 50 or (ii) concerned the subject matter of a disagreement or reportable event with KPMG as described in
Item 304(a)(2) of Regulation S-K. PricewaterhouseCoopers also advises us on federal, state and local tax matters.

         We have authorized KPMG to respond fully to the inquiries of PricewaterhouseCoopers. We also provided KPMG with a copy of the disclosures it made in Item 4 of the Current Report filed on Form 8-K dated March 20, 2001 ("Form 8-K"). KPMG furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with certain statements made by us in the Form 8-K. We filed a copy of KPMG's letter as Exhibit 16.1 to the Form 8-K, which was incorporated by reference therein.


                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information for our executive officers and directors as of March 31, 2001.


Name                                    Age                            Position
----                                    ---                            --------
W. M. (Trip) Hawkins III.............    47  Chairman of the Board and Chief Executive Officer
James Alan Cook......................    52  Executive Vice President, General Counsel & Secretary
Stephen E. Fowler....................    42  Executive Vice President, 3DO & President, 3DO Europe Ltd.
Richard J. Hicks, III................    40  Executive Vice President, Product Development
David J. Klein.......................    45  Sr. Vice President, Sales
Kathleen McElwee.....................    46  Sr. Vice President, Finance & Chief Financial Officer
Paul D. Patterson....................    48  Managing Director, 3DO Europe Ltd.
William A. Hall......................    69  Director
Charles Hirschhorn...................    43  Director
H. William Jesse, Jr.................    49  Director
Dominic Wheatley.....................    41  Chairman of the Board, 3DO Europe Ltd.

Trip Hawkins, the founder of 3DO, has been Chairman of the Board and Chief Executive Officer since September

1991. He also served as President of 3DO from September 1991 until October 1995, and he served as Secretary from September 1991 through February 1993. Mr. Hawkins' term as a Director expires at the 2001 Annual Meeting of Stockholders.

James Alan Cook became Executive Vice President, General Counsel and Secretary of 3DO in April 1996. He had been Senior Vice President, General Counsel and Secretary since July 1994, and from January 1993 until July 1994, he served as Vice President, General Counsel and Secretary of 3DO. From January 1990 until January 1993, he was a partner in the law firm of Cook and Lefevre.

Stephen E. Fowler was appointed Executive Vice President, 3DO and President of 3DO Europe, Ltd. in July 2000. Previously, he served as Senior Vice President, Operations of 3DO and President of 3DO Europe, Ltd. from June 1999 to July 2000; Senior Vice President, Sales & Operations from April 1998 to June 1999; Senior Vice President, Operations from May 1997 to April 1998; Vice President, Operations from October 1995 to May 1997; Vice President, Developer & Customer Services from June 1994 to October 1995; and Senior Director, Developer Services from January 1993 to June 1994.

Richard J. Hicks III was appointed Executive Vice President, Product Development in June 2000. Previously he served as Senior Vice President, Product Development from November 1998 to July 2000 and Vice President, Product Development from October 1997 to November 1998. He was co-founder of New Wave Entertainment, Inc., an interactive entertainment software company, and served as its Vice President, Software Development from July 1995 to August 1997.

David J. Klein joined 3DO as Vice President, Sales in March 2000 and was promoted to Senior Vice President, Sales in July 2000. Prior to joining 3DO, Mr. Klein was President and Chief Operating Officer of ASC Games, a video game publisher, from September 1995 to March 2000.

Kathleen McElwee joined 3DO in July 2000 as Senior Vice President of Finance and Chief Financial Officer. Formerly she was CFO at Lightspan, Inc., a developer of educational software, from January 1999 to July 2000. She was with Galoob Toys, a developer and marketer of toys, from November 1995 to January 1999, where she was promoted to CFO from her position as Vice President of Planning and Analysis. Ms. McElwee has held management positions at IBM, Dun & Bradstreet, and Canteen Corporation.

Paul Patterson joined 3DO as Managing Director of 3DO Europe Ltd. in August 1999. From 1996 to July 1999, he was Managing Director of Infogrames UK Ltd, a video game publisher. From 1986 to 1993, he held various sales positions at Ocean Software Limited, a video game company, and from 1993 to 1996, he was their Deputy Managing Director.

William A. Hall has been a director since June 1997. Mr. Hall has been a partner in Lincolnshire Management, Inc., a private equity investment firm, since June 1994. Since 1993, he has also been the Vice Chairman and majority stockholder of U.S. Animation, Inc., a video animation conglomerate, and since 1991, the owner of W.A.H. Management/Consulting, a management consulting firm. He founded Sight & Sound Distributing Company, a wholesale distributor of video media, in December 1984 and served as its President and Chief Executive Officer until 1999. Mr. Hall is also a director of Chromium Graphics, Inc.; Northsound Music, Inc.; Orlimar Golf; Valley Media, an international distributor of CDs and videos; and Lincolnshire Management, Inc. Mr. Halls' term as a Director expires at the 2002 Annual Meeting of Stockholders.

Charles Hirschhorn was appointed to the Board of Directors in February 2001. In December 1999, Mr. Hirschhorn founded Fountain Productions, an independent content production company for theatrical motion pictures and television movies. From September 1997 to December 1999, he was President of Walt Disney Television and Television Animation and Executive Vice President Production of Walt Disney Motion Pictures Group. From June 1996 to September 1997, he was President, Disney Telefilms; and from February 1995 to June 1996, he was Executive Vice President of Hollywood Pictures. Mr. Hirschhorn's term as a Director expires at the 2001 Annual Meeting of Stockholders.

H. William Jesse, Jr. has been a Director since September 1997. He is Chairman of Jesse.Hansen&Co, strategic - and financial advisors to high-growth consumer companies. He founded the firm in 1986 and served as its President and

CEO through March of 1998. Since 1988, Mr. Jesse has served as Chairman and CEO of Vineyard Properties Corporation, a developer of wine grape vineyards. Mr. Jesse has served as Chairman of the Board of Peet's Coffee & Tea, Inc. since January 2001, and he has been a director of the company since August 1998. Mr. Jesse also serves on the board of directors of The Wine Group, Inc.; Online Partners, Inc.; Food.com; and ExTerra Credit Recovery, Inc. Mr. Jesse's term as a Director expires at the 2003 Annual Meeting of Stockholders.

Dominic Wheatley was appointed Chairman of the Board of 3DO Europe Ltd. in May 1999. He is also Chairman of Highway Capital Plc, and investment firm; director of Telecom Plus Plc, a telecommunications company; and a director of Statpro Group Plc, a company specializing in investment analysis software. Mr. Wheatley founded Domark Software (later renamed Eidos), a video game publisher, in 1984 and served as Chief Operating Officer of Eidos Plc and Chief Executive Officer of Eidos Interactive from 1984 through 1996.

         Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the Board is divided into three classes, with each class serving staggered three-year terms. Mr. Hawkins and Mr. Hirschhorn will stand for re-election at the 2001 annual meeting of stockholders. Mr. Hall will stand for re-election at the 2002 annual meeting of stockholders. Mr. Jesse will stand for re-election at the 2003 annual meeting of stockholders. Each officer serves at the discretion of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this Item not otherwise contained herein is incorporated herein by reference from our proxy statement for the 2001 annual meeting of stockholders.

                           SUMMARY COMPENSATION TABLES

         The following table sets forth the compensation paid by us to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer (collectively the "Named Officers") for the fiscal year ended March 31, 2001.

                                                          Annual
                                                          ------
                                                       Compensation
                                                       ------------
                                                                                       Long-Term
                                                  Fiscal                             Compensation          All Other
Name and Principal Position                        Year       Salary      Bonus      Options/SARs #      Compensation(1)
---------------------------                        ----       ------      -----      --------------      ------------
Trip Hawkins.....................................  2001      $250,076        -0-         2,925,000              $660
   Chairman and Chief                              2000      $295,000        -0-           500,000              $660
   Executive Officer                               1999      $295,792        -0-           440,000              $660
James Alan Cook..................................  2001      $311,346        -0-           280,000              $660
   Executive Vice President,                       2000      $297,308    $15,000            25,000       $509,098(2)
   General Counsel, and Secretary                  1999      $289,954        -0-            40,000              $660
Stephen E. Fowler................................  2001      $299,932        -0-           300,000         $2,329(3)
   Executive Vice President, 3DO &                 2000      $222,577    $35,400            75,000       $654,812(4)
   President, 3DO Europe, Ltd.                     1999      $212,023        -0-            60,000         $9,085(5)
Richard J. Hicks III.............................  2001      $278,782        -0-           300,000              $660
   Senior Vice President,                          2000      $214,615    $30,000            50,000              $565
   Product Development                             1999      $180,262        -0-           120,000        $10,498(6)
Kathleen McElwee.................................  2001      $142,406        -0-           360,000        $45,502(7)
   Senior Vice President, Finance &
    Chief Financial Officer



-----------

(1)   The amounts include premiums paid by 3DO for group term life insurance.
(2) Includes a gain of $508,438 realized upon the sale of shares acquired through the exercise of vested stock options.
(3) Includes compensation of $1,669 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan.
(4) Includes compensation of $57,936 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan and a gain of $596,876 realized upon the sale of shares acquired through the exercise of vested stock options.
(5) Includes compensation of $8,245 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan.
(6) Includes a gain of $9,893 realized upon the sale of shares acquired through the Employee Stock Purchase Plan.
(7)   Includes $45,029 in relocation expenses reimbursed by 3DO.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March
31, 2001. The table also sets forth hypothetical gains or "options spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of 3DO's Common
Stock and overall market conditions.

                                                     Individual Grants

                                             % of Total
                                               Options                            Potential Realizable Value
                                  Number of    Granted                               At Assumed Annual Rates
                                 Securities      to                                of Stock Price Appreciation
                                 Underlying  Employees                                  For Option Term(3)
                                  Options    in Fiscal   Exercise   Expiration          ---------------
         Name                    Granted(1)   Year(2)     Price       Date              5%            10%
         ----                     --------   ---------   --------   ----------          ---           ----
         Cook, James Alan......    200,000       1.73%     $6.94      8/16/10   $  872,591.29    $2,211,317.66
                                    80,000        .69%     $1.78      3/23/11   $   89,620.00    $  227,114.67
                                  --------      -----                           -------------    -------------
               Total...........    280,000       2.42%                          $  962,211.29    $2,438,432.33
                                  ========      =====                           =============    =============

         Fowler, Stephen E.....    200,000       1.73%     $6.94      8/16/10   $  872,591.29    $2,211,317.66
                                   100,000        .86%     $1.78      3/23/11   $  112,025.00    $  283,893.35
                                  --------      -----                           -------------    -------------
               Total...........    300,000       2.59%                          $  984,616.29    $2,495,211.01
                                  ========      =====                           =============    =============

         Hawkins, Trip.........  2,925,000      25.28%     $1.53      12/5/10   $2,816,852.05    $7,138,456.15
                                  --------      -----                           -------------    -------------
               Total...........  2,925,000      25.28%                          $2,816,852.05    $7,138,456.15
                                  ========      =====                           =============    =============

         Hicks III, Richard J..    200,000       1.73%     $6.94      8/16/10   $  872,591.30    $2,211,317.66
                                   100,000        .86%     $1.78      3/23/11   $  112,025.00    $  283,893.35
                                  --------      -----                           -------------    -------------
               Total...........    300,000       2.59%                          $  984,616.30    $2,495,211.01
                                  ========      =====                           =============    =============

         McElwee, Kathleen         280,000       2.42%     $6.94      8/16/10   $1,221,627.81    $3,095,844.73
                                    80,000        .69%     $1.78      3/23/11   $   89,620.00    $  227,114.67
                                  --------      -----                           -------------    -------------
               Total...........    360,000       3.11%                          $1,311,247.81    $3,322,959.40
                                  ========      =====                           =============    =============

(1) The options referenced in the foregoing table are intended to be incentive stock options to the extent permitted by applicable law. Our 1993 Incentive Stock Plan (the "Incentive Plan") also provides for the grant of non-qualified stock options. Incentive stock options may be granted under the Incentive Plan at an exercise price no less than market value on the date of grant. For so long as the Company's Common Stock is listed on the Nasdaq National Market, the fair market value is the closing sale price for the Common Stock. Non-qualified options may be granted at an exercise price of no less than 85% of market value on the date of grant. Options generally become exercisable as to 25% of the shares subject to the option one year after commencement of employment or the option grant date, and as to the remainder in equal monthly installments (accrued on a monthly basis) over the succeeding 36 months. In addition, options accelerate in full and become immediately exercisable upon a merger, unless such options are assumed or replaced by equivalent options by the successor corporation. Options generally terminate on the earlier of three months after termination of the optionee's employment by or services to the Company, or ten years after grant.

(2) We granted options to purchase 11,711,075 shares of common stock to employees in fiscal 2001.

(3) The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or a projection by us of future Common Stock prices.

                          FISCAL YEAR-END OPTION VALUES

         None of the Named Officers exercised options to purchase common stock during the fiscal 2001. The following table shows the number and values of unexercised in-the-money options held by the Named Officers:

                                      Number of Securities             Value Of Unexercised
                                Underlying Unexercised Options          In-The-Money Shares
                                       At March 31, 2001                 At March 31, 2001
                                       -----------------                 -----------------
 Name                              Exercisable  Unexercisable        Exercisable   Unexercisable
 ----                              -----------  -------------       ----------------------------
Cook, James Alan.............        676,835       422,165          $      0.00    $   17,496.00
Fowler, Stephen E............        234,166       442,834                 0.00        21,870.00
Hawkins, Trip................      2,693,001     2,931,999           342,736.87     1,028,210.62
Hicks III, Richard J.........        197,084       457,916                 0.00        21,870.00
McElwee, Kathleen R..........              0       360,000                 0.00        17,496.00
                                   ---------    ----------          -----------    -------------
    Total....................      3,801,086     4,614,914          $342,736.87    $1,106,942.62
                                   =========    ==========          ===========    =============

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to us for the beneficial ownership of our common stock as of March 31, 2001:

         o each stockholder known by us to own beneficially more than 5% of our common stock;

         o     each director;

         o each of our chief executive officer and four other most highly compensated executive officers; and

         o     all directors and executive officers as a group.

         As of March 31, 2001, there were 47,517,487 shares of common stock outstanding. This number does not include shares of treasury stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, on the information furnished by such owners, have sole voting power and investment power over those shares, subject to community property laws where applicable.

                                                                                            Shares Beneficially
                                                                                                 Owned (1)
                                                                                                 ---------
                                                                                             Number     Percent
                                                                                             ------     -------
Trip Hawkins(2)..........................................................................   18,496,959    38.9%
William A. Hall(3).......................................................................      138,350     *
H. William Jesse, Jr.(4).................................................................      135,500     *
Charles Hirschhorn(5)....................................................................       12,500     *
James A. Cook(6).........................................................................      709,940     1.5
Stephen E. Fowler(7).....................................................................      276,627     *
Richard J. Hicks, III(8).................................................................      266,403     *
Kathleen McElwee(9)......................................................................        5,501     *
All executive officers and directors as a group (11 persons)(10).........................   18,791,687    42.5%

-----------

* Less than 1% of the outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2001, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the table above, the address of each of the individuals listed in the table is 100 Cardinal Way, Redwood City, California 94063.
(2) Includes 2,853,501 shares subject to an option and 1,402,429 shares subject to warrants exercisable within 60 days of March 31, 2001.
(3) Includes 107,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(4) Includes 102,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(5) Includes 12,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(6) Includes 696,832 shares subject to an option exercisable within 60 days of March 31, 2001.
(7) Includes 247,000 shares subject to an option exercisable within 60 days of March 31, 2001.
(8) Includes 208,916 shares subject to an option exercisable within 60 days of March 31, 2001.
(9) Includes 0 shares subject to an option exercisable within 60 days of March 31, 2001.
(10) Includes shares held beneficially by executive officers and directors as shown in the foregoing table and 4,350,416 shares subject to options exercisable within 60 days of March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated herein by reference from our proxy statement for the 2001 annual meeting of stockholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1)  Financial Statements                                                                                          Page(s) in
                                                                                                                         Form 10-K
                                                                                                                          ---------
          Report of Independent Accountants for PricewaterhouseCoopers LLP..............................................       35
          Independent Auditor's Report for KPMG LLP.....................................................................       36
          Consolidated Balance Sheets as of March 31, 2000 and 2001.....................................................       37
          Consolidated Statements of Operations for the years ended March 31, 1999, 2000 and 2001.......................       38
          Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 2000 and 2001.............       39
          Consolidated Statements of Cash Flows for the years ended March 31, 1999, 2000 and 2001.......................       40
          Notes to Consolidated Financial Statements....................................................................    41-53

14(a)(2)  Financial Statement Schedules
          Information required by this Item is included in the Notes to Consolidated Financial Statements

14(a)(3)  Exhibits

  Number                             Exhibit Title
  ------                             -------------
     3.01  -  Registrant's Restated Certificate of Incorporation.(1)
     3.05  -  Registrant's Delaware Bylaws, as amended.(1)
     4.01  -  Form of Specimen Certificate for Registrant's Common Stock.(1)
    10.01  -  1991  Incentive  Stock  Plan of the  Registrant.(1)
    10.02  -  1993 Incentive  Stock  Plan of the  Registrant.(1)
    10.03  -  Form of  Restricted Stock Purchase Agreement of the Registrant.(1)
    10.04  -  Form of Incentive Stock Option Agreement of the Registrant.(1)
    10.05  -  Form of Nonstatutory Stock Option  Agreement of the Registrant.(1)
    10.06  -  401(k) Plan of the Registrant.(1)
    10.07  -  Employment Agreement between the Registrant and William M. Hawkins
              III dated as of February 1993.(1)
    10.07A -  Amendment to Employment Agreement between the Registrant and
              William M. Hawkins III, dated as of March 22, 1994.(2)
    10.08  -  Form of Indemnity Agreement.(1)
    10.09  -  Lease  between   Seaport  Centre  Venture  Phase  I  and  the
              Registrant for office space at 600 Galveston Drive,  Building 5,
              Redwood City, California.(3)
    10.09A -  First Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive,
              Building 5, Redwood City, California.(2)
    10.09B -  Second Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive,
              Building 5, Redwood City, California.(4)
    10.10  -  1994 Employee  Stock  Purchase Plan of the  Registrant (5)
    10.11  -  1995 Director Option Plan of the Registrant (5)
    10.12  -  Loan and Security Agreement by and among The 3DO Company
              (California),  The 3DO Company (Delaware), 3DO Europe, certain lenders as signatories and Foothill Capital  Corporation dated
              April 6,  2000. (7)
    10.12A -  First  Amendment  to Loan and  Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO Europe, certain lenders as signatories and Foothill Capital
              Corporation.
    10.12B -  Second Amendment to Loan and Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO Europe, certain lenders as signatories and Foothill Capital
              Corporation.
    10.12C -  Third Amendment to Loan and Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO  Europe,  certain  lenders as  signatories  and Foothill
              Capital   Corporation.
    10.13  -  Lease between Seaport Plaza Associates, LLC and the Registrant for office space at 100 Cardinal Way, Redwood City, California, dated
              July 12, 1999.
    16.01  -  Letter of KPMG LLP regarding change in certifying accountant (7).
    21.01  -  List  of  Subsidiaries  of  the Registrant.
    23.01  -  Consent of PricewaterhouseCoopers, LLP.
    23.02  -  Consent of KPMG LLP.
    24.01  -  Power of Attorney.
-----------
(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-59166
(2)      Incorporated by reference to the exhibits 10.21A, 10.34A, 10.36, 10.37,
         10.38 and 10.39 filed with the Registrant's Registration Statement on Form S-1 No. 33-71364.
(3) Incorporated by reference to the exhibits 10.34, 10.40 and 10.41 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994
(4)      Incorporated  by  reference  to  the  exhibit  10.34B  filed  with  the
         Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.
(5) Incorporated by reference to the exhibits 10.46, 10.47, 10.48 and 10.49 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.
(6)      Incorporated   by  reference  to  the  exhibit  10.16  filed  with  the
         Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Incorporated by reference to the exhibit 16.1 filed with Registrant's form 8-K No. 000-21336.
14(b)    Reports on Form 8-K:
         A current  report on Form 8-K was filed on March 20, 2001 to report the
         appointment   of   PricewaterhouseCoopers,   LLP  as  our   independent
         accountants.
14(c)    Exhibits:
         The registrant hereby incorporates as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.
14(d)    Financial  Statement  Schedules:
         Information required by this Item is included in Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of The 3DO Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The 3DO
Company and its subsidiaries at March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP

San Jose, California
May 9, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of The 3DO Company:

         We have audited the accompanying consolidated balance sheet of The 3DO Company and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The 3DO
Company and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Mountain View, California
May 3, 2000

THE 3DO COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

                                                                                                       March 31,
                                                                                                       ---------
                                                                                                  2000          2001
                                                                                                  ----          ----
                                                              ASSETS
Current assets:
   Cash and cash equivalents................................................................    $ 21,772       $ 4,885
   Accounts receivable, net of allowance of $10,907 and $12,143, respectively...............      51,760        31,834
   Inventory................................................................................       7,607         4,423
   Prepaid assets...........................................................................       1,655         1,893
   Prepaid royalties and capitalized software costs.........................................         262         2,448
   Other current assets.....................................................................          69         1,240
                                                                                               ---------      --------
          Total current assets..............................................................      83,125        46,723

Property and equipment, net.................................................................       5,689        13,337
Restricted cash.............................................................................       8,240         5,961
Deposits and other assets...................................................................         747           611
                                                                                               ---------      --------
          Total assets......................................................................    $ 97,801      $ 66,632
                                                                                               =========      ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................................     $ 1,954       $ 3,349
   Accrued expenses.........................................................................      12,222        10,526
   Deferred revenue.........................................................................         205           361
   Short term debt..........................................................................       8,579         1,800
   Other current liabilities................................................................       2,025           662
                                                                                               ---------      --------

           Total current liabilities........................................................      24,985        16,698
                                                                                               ---------      --------
Commitments (Note 11)

Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued..............           -             -
    Common stock, $0.01 par value; 125,000 shares authorized; 40,909 shares in 2000 and
        51,775 shares in 2001 issued........................................................         409           518
   Additional paid-in capital...............................................................     214,446       269,764
   Accumulated other comprehensive loss.....................................................        (342)       (1,617)
   Accumulated deficit......................................................................    (127,635)     (204,669)
   Treasury stock, at cost, 4,220 shares....................................................     (14,062)      (14,062)
                                                                                               ---------      --------
           Total stockholders' equity.......................................................      72,816        49,934
                                                                                               ---------      --------

           Total liabilities and stockholders' equity.......................................    $ 97,801      $ 66,632
                                                                                               =========      ========

                       The accompanying notes are an integral part of the consolidated financial statements.

          THE 3DO COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

                                                                                                Years Ended March 31,
                                                                                                ---------------------
                                                                                             1999           2000        2001
                                                                                             ----           ----        ----
Revenues...............................................................................    $ 48,019      $122,234    $  82,765
Cost of Revenues.......................................................................      13,778        44,823       44,650
                                                                                           --------      ---------   ----------

Gross profit...........................................................................      34,241        77,411       38,115
                                                                                           --------      ---------   ----------
Operating expenses:
   Research and development............................................................      25,939        34,275       48,920
   Sales and marketing.................................................................      13,497        31,652       32,929
   General and administrative..........................................................       8,900        11,307       18,469
   Restructuring costs.................................................................           -             -        1,225
                                                                                           --------      ---------   ----------

      Total operating expenses.........................................................      48,336        77,234      101,543
                                                                                           --------      ---------   ----------

Operating income (loss)................................................................     (14,095)          177      (63,428)

Amortization of warrant issuance.......................................................           -             -       (1,557)
Interest and other income, net.........................................................       1,119           325       (9,147)
                                                                                           --------      ---------   ----------

Income (loss) before income and foreign withholding taxes, extraordinary charges and
   cumulative effect of a change in accounting policy..................................     (12,976)          502      (74,132)

Income and foreign withholding taxes...................................................         191           297          124
                                                                                           ---------     ---------    ---------

Income (loss) before extraordinary charges and cumulative effect of a change in
    accounting policy..................................................................     (13,167)          205      (74,256)

  Extraordinary loss from early extinguishment of debt.................................           -             -         (800)
  Cumulative effect of accounting change...............................................           -             -       (1,978)
                                                                                           ---------     ---------    ----------

Net income (loss)......................................................................    $(13,167)     $    205     $(77,034)
                                                                                           =========     =========    ==========

Earnings (loss) per share:
 Basic before extraordinary charge and cumulative effect change........................    $  (0.51)     $   0.01      $ (1.79)
   Extraordinary charge................................................................           -             -        (0.02)
   Cumulative effect of accounting change..............................................           -             -        (0.04)
                                                                                           ---------     ---------     ---------
 Basic net income (loss) per share.....................................................    $  (0.51)     $   0.01      $ (1.85)
                                                                                           =========     =========     =========

 Diluted before extraordinary charge and cumulative effect change......................    $  (0.51)     $   0.01      $ (1.79)
   Extraordinary charge................................................................           -             -        (0.02)
   Cumulative effect of accounting change..............................................           -             -        (0.04)
                                                                                           ---------     ---------     ---------
 Diluted net income (loss) per share...................................................    $  (0.51)     $   0.01      $ (1.85)
                                                                                           =========     =========     =========

Shares used to compute basic net income (loss) per share...............................      25,602        32,458       41,551
                                                                                           =========     =========     =========

Shares used to compute diluted net income (loss) per share.............................      25,602        38,872       41,551
                                                                                           =========     =========     =========

                       The accompanying notes are an integral part of the consolidated financial statements.

                              THE 3DO COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                               EQUITY FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001 (in thousands)

                                                                   Accumulated
                                       Common Stock   Additional      Other                   Treasury
                                       ------------    Paid-in    Comprehensive  Accumulated    Stock   Stockholders' Comprehensive
                                      Shares  Amount   Capital    Income (Loss)   Deficit      at Cost     Equity     Income (Loss)
                                      ------  ------   -------    -------------   -------      -------     ------     -------------
Balances as of March 31, 1998         29,018  $  290   $159,938     $   (290)    $(114,673)   $ (11,687)   $ 33,578

Net loss                                   -       -          -            -       (13,167)           -     (13,167)    $(13,167)
Unrealized gain from investments           -       -          -           35             -            -          35           35
Sale of common stock through
   employee stock plans and other
    plans                                742       7      2,037            -             -            -       2,044            -
Repurchase of 3DO shares                   -       -          -            -             -       (2,375)     (2,375)           -
                                     -------  -------  --------     --------     ---------    ---------    --------     --------
Balances as of March 31, 1999         29,760     297    161,975         (255)     (127,840)     (14,062)     20,115     $(13,132)
                                                                                                                        ========

Net Income                                 -       -          -            -           205            -         205     $    205
Unrealized loss from investments           -       -          -          (41)            -            -         (41)         (41)
Foreign currency translation               -       -          -          (46)            -            -         (46)         (46)
Sale of common stock through
   employee stock plans and other
   plans                               2,064      21      6,126            -             -            -       6,147            -
Sale of common stock through
   secondary offering, net of
   issuance costs of $2,964            9,085      91     46,345            -             -            -      46,436            -
                                     -------  -------  --------     --------     ---------    ---------    --------     --------
Balances as of March 31, 2000         40,909     409    214,446         (342)     (127,635)     (14,062)     72,816     $    118
                                                                                                                        ========

Net Loss                                   -       -          -            -       (77,034)           -     (77,034)    $(77,034)
Unrealized gain from investments           -       -          -           39             -            -          39           39
Foreign currency translation               -       -          -       (1,314)            -            -      (1,314)      (1,314)
Sale of common stock through employee
   stock plans and other plans         1,501      15      4,490            -             -            -       4,505            -
Issuance of common stock through
   conversion of debt, net of
   issuance costs of $42               2,900      29     20,045            -             -            -      20,074            -
Warrants issued in conjunction with
   convertible debt                        -       -      1,557            -             -            -       1,557            -
Beneficial conversion charge
   associated with the issuance of
   convertible debt                        -       -      9,309            -             -            -       9,309            -
Sale of common stock through private
   placement, net of issuance costs
   of  $18                             6,465      65     19,917            -             -            -      19,982            -
                                     -------  -------  --------     --------     ---------    ---------    --------     --------
Balances as of March 31, 2001         51,775  $  518  $ 269,764     $ (1,617)    $(204,669)   $ (14,062)   $ 49,934     $(78,309)
                                     =======  =======  ========     ========     =========    =========    ========     ========

                       The accompanying notes are an integral part of the consolidated financial statements.

                       THE 3DO COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                                   Years Ended March 31,
                                                                                                   ---------------------
                                                                                             1999           2000           2001
                                                                                             ----           ----           ----
Cash flows from operating activities:
   Net income (loss)..................................................................     $(13,167)     $    205       $(77,034)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization.................................................        2,973         2,596          4,481
        Loss on disposal of property and equipment....................................            -             -            234
        Amortization of warrant issuance..............................................            -             -          1,557
        Non-cash charge for conversion of accrued interest into common stock                      -             -            116
        Non-cash interest charge associated with beneficial conversion  feature
           from issuance of convertible debt..........................................            -             -          9,309
        Changes in operating assets and liabilities:
           Accounts receivable, net...................................................      (20,561)      (30,983)        19,926
           Prepaid and other assets...................................................         (232)       (1,515)        (3,907)
           Inventory..................................................................         (446)       (6,733)         3,184
           Accounts payable...........................................................        1,364            95          1,395
           Accrued expenses...........................................................        4,058         5,696         (1,697)
           Other liabilities..........................................................       (1,255)           27         (1,248)
           Deferred revenue...........................................................          133          (280)           156
                                                                                           --------      --------       --------

        Net cash used in operating activities.........................................      (27,133)      (30,892)       (43,528)
                                                                                           --------      --------       --------
Cash flows from investing activities:
           Sale of short-term investments.............................................        6,814        11,554             39
           Capital expenditures.......................................................       (2,507)       (4,517)       (11,918)
                                                                                           --------      --------       --------

           Net cash provided by (used in) investing activities........................        4,307         7,037        (11,875)
                                                                                           --------      --------       --------
Cash flows from financing activities:
            Restricted cash...........................................................            -        (8,240)         2,279
            Proceeds from debt........................................................        9,505             -         19,958
            Repayment of debt.........................................................            -          (926)        (6,780)
            Proceeds from secondary offering, net.....................................            -        46,436              -
            Repurchase of 3DO shares..................................................       (2,375)            -              -
            Proceeds from issuance of common stock from stock plans, net..............        2,044         6,147          4,505
            Proceeds from issuance of other common stock, net.........................            -             -         19,982
            Payments on capital lease obligations.....................................         (301)            -           (114)
                                                                                           --------      --------       --------

            Net cash provided by financing activities.................................        8,873        43,417         39,830
                                                                                           --------      --------       --------
Effect of foreign currency translation................................................            -           (46)        (1,314)

Net increase (decrease) in cash and cash equivalents..................................      (13,953)       19,516        (16,887)

Cash and cash equivalents at beginning of year........................................       16,209         2,256         21,772
                                                                                           --------      --------       --------

Cash and cash equivalents at end of year..............................................     $  2,256      $ 21,772       $  4,885
                                                                                           ========      ========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the year
            Interest..................................................................     $     20      $  1,031       $    929
                                                                                           ========      ========       ========
            Taxes.....................................................................     $      6      $     19       $     89
                                                                                           ========      ========       ========
Supplemental disclosures of non-cash financing activities:
            Issuance of common stock for convertible notes payable                         $      -      $      -       $ 19,958
            Unrealized gain (loss) on investments                                          $     35      $    (41)      $     39
            Unrealized loss on foreign currency translation                                $      -      $    (46)      $ (1,314)

                       The accompanying notes are an integral part of the consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1999, 2000, AND 2001

NOTE 1.  SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying Consolidated Financial Statements include the accounts of The 3DO Company and its wholly owned subsidiaries (The "Company"), 3DO Europe, Ltd. and Studio 3DO K.K. The Company develops and publishes branded interactive entertainment software for multiple platforms.

         In fiscal 2001, the Company's net revenues significantly decreased compared to fiscal 2000, primarily as a result of the industry transition from 32-bit and 64-bit to 128-bit game consoles and software. Net revenues were impacted by increased competition, lower average selling prices for Playstation and Nintendo 64 game console software, lack of availability of Playstation game consoles for part of the year and limited availability of Playstation 2 computer entertainment systems during the fiscal year. As a result of these market conditions and the Company's investment in the product development, particularly for next generation game consoles, the Company sustained net losses and negative cash flows from operations for the year ended March 31, 2001 and expects these conditions to continue in the near term. Management believes that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time the Company may need to raise additional capital. The Company's ability to maintain sufficient liquidity through the fall of 2001 is particularly dependent on its achieving projected sales forecasts in the period and on the continued availability of its line of credit. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources of financing to fund operations, may not be availabe, or if available, on terms acceptable to management.

Basis of Presentation

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

Cash Equivalents and Short-term Investments

         Cash equivalents include highly liquid investments with remaining maturities of 90 days or less at the date of purchase. The carrying amount of cash and cash equivalents are considered to approximate fair value based on the short maturities of those financial instruments.

         The Company has classified its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss) in stockholders' equity, until realized. Fair value is based on quoted market prices for these investments. Realized gains and losses are recorded in the accompanying consolidated statements of operations and were insignificant during the periods presented. The cost of securities sold is based upon the specific identification method. As of March 31, 2000 and 2001, the Company has approximately $8.2 million and $6.0 million in restricted cash, respectively. The restricted cash balance primarily consist of cash equivalents and is pledged as collateral to support various letters of credit for various leases entered into by the Company.

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

         In fiscal 2001, sales to two customers represented 19% and 11% of our total software publishing revenues. Accounts receivable for these two customers at March 31, 2001, were 27% and 5%, respectively. In fiscal 2000, sales to the top customer represented 20% of our total software publishing revenues. This customer represented 13% of accounts receivable at March 31, 2000. In fiscal 1999, sales to the top two customers represented 12% and 11% of our total software publishing revenues. Each of these customers represented 11% of accounts receivable at March 31, 1999. In addition, sales to our largest five customers accounted for approximately 51%, 40%, and 49% of revenue for fiscal year 1999, 2000 and 2001, respectively.

         The Company holds several non-exclusive licenses with two significant Original Equipment Manufacturers ("OEMs"), the loss of which would have a significant impact on operating results.

         The Company sources production from three OEMs. There are currently no available, alternative production sources for the products manufactured by two of these OEMs.

         Credit risk in receivables is limited to distributors, retailers, software developers, software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers' financial condition and requires prepayments when deemed necessary. The Company does not hold any collateral to secure payment from customers.

Inventories

         Inventories, which consist primarily of finished goods, are valued at the lower of cost (average cost) or market. We estimate the net realizable value of slow moving and obsolete inventory on a title by title basis and charge the excess of cost over market to cost of revenues.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the assets, which range from one to five years.

Accounting for Impairment of Long-Lived Assets

         The Company reviews its long-lived assets including goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of"("SFAS No. 121"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets including goodwill are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No such impairments have been identified to date. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Intangible Assets

         Intangible assets, primarily goodwill from the acquisition of New World Computing in June 1996, are stated at cost less accumulated amortization and are included in other assets. Amortization of goodwill is computed on a straight-line basis over the estimated useful life of approximately five years. For fiscal 1999, 2000, and 2001, goodwill amortization totaled approximately $448,000 per year. As of March 31, 2000 and 2001, accumulated amortization of intangibles was $2.5 million and $3.0 million, respectively.

Capitalization of Developed Software Costs for External Use

         Costs related to research and development of new software products are charged to research and development expenses as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and the Company had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During the fourth quarter of fiscal 2001, the Company capitalized internal development costs for second generation games for a new platform due to significant costs being incurred after technological feasibility was reached. The Company capitalized approximately $0.6 million of internal development costs during fiscal 2001.

         External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. During the current fiscal year, the Company began utilizing external developers to translate existing products to alternate platforms and to localize existing products into various foreign languages. Technological feasibility of the translated and localized products was established by the existing products and as a result the Company capitalized approximately $3.0 million of external development costs during fiscal 2001. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During Fiscal 2001, the Company amortized $1.3 million of capitalized software costs.

         When events or circumstances indicate the carrying value of internal use software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs. To date, no impairment charges have been recorded against the cost of internal use software.

Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provision of Accounting Principals Board Opinion No. 25, "Accounting for Stock issued to Employees," ("APB No.25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the exercise price. Stock based compensation to non-employees is based on the fair value of the option or warrant estimated using the Black-Scholes model on the date of grant in compliance with the Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services". Compensation expense resulting from non-employee options is amortized using the multiple options approach in compliance with Financial Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the results of the operations or financial position of the Company.

Revenue Recognition

         Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company's goods by their customers based on the agreed upon shipping terms. Prior to the Company's adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by the Company was recogized at the time of shipment. The Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned. Revenue from the Company's on-line service was recognized monthly based on usage. The Company establishes allowances for expected product returns based on historical trends, in accordance with SFAS No.48, " Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein. The effect of SAB 101 was to include in both fiscal 2000 and fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The impact of SAB 101 did not have a significant effect in fiscal 1999. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during fiscal 2001.

Advertising Expenses

         Advertising costs are expensed as incurred. Cooperative advertising with distributors and retailers is expensed when spending is committed. For fiscal 1999, 2000, and 2001, advertising expenses totaled approximately $10,330,000, $17,300,000 and $17,700,000, respectively.

         During the first quarter of fiscal 2002, the Company will be required to adopt EITF Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The Task Force reached a consensus that consideration from a vendor to a purchaser of a vendor's products is presumed to be a reduction to the selling prices fo the vendor's products and, therefore, should be characterized as a reduction of revenue in the vendor's income statement. During fiscal 2001, the Company expensed approximately $3.0 million of Co-op advertising which will be reclassified in future periods.

Income Taxes

         The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation

         The functional currencies of the Company's foreign subsidiaries are their local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses from foreign currency transactions which are insignificant, are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies.

Net Income (Loss) Per Share

         Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options and warrants to purchase common stock using the treasury stock method.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                                                                                  For the years ended March 31,
                                                                                                  ------------------------------
                                                                                                  1999         2000         2001
                                                                                                  ----         ----         ----
Income (loss) before extraordinary charges and cumulative effect of a change in
   accounting policy ......................................................................    $ (13,167)    $    205    $ (74,256)
  Extraordinary loss from early extinguishment of debt ....................................            -            -         (800)
  Cumulative effect of accounting change ..................................................            -            -       (1,978)
                                                                                               ----------    ---------   ----------
Net income (loss)..........................................................................    $ (13,167)    $    205    $ (77,034)
                                                                                               ==========    =========   ==========
Shares used to compute basic net income (loss) per share-weighted average number of common
   shares outstanding......................................................................       25,602       32,458       41,551
Effect of common equivalent shares-stock options outstanding using the treasury stock method           -        6,414            -
                                                                                               ----------    ---------   ----------
Shares used to compute diluted net income (loss) per share.................................       25,602       38,872       41,551
                                                                                               ==========    =========   ==========
Basic before extraordinary charge and cumulative effect charge ............................    $   (0.51)    $   0.01    $   (1.79)
  Extraordinary charge ....................................................................            -            -        (0.02)
  Cumulative effect of accounting change ..................................................            -            -        (0.04)
                                                                                               ----------    ---------   ----------
Basic net income (loss) per share..........................................................    $   (0.51)    $   0.01    $   (1.85)
                                                                                               ==========    =========   ==========
Diluted before extraordinary charge and cumulative effect charge ..........................    $   (0.51)    $   0.01    $   (1.79)
  Extraordinary charge ....................................................................            -            -        (0.02)
  Cumulative effect of accounting change ..................................................            -            -        (0.04)
                                                                                               ----------    ---------   ----------
Diluted net income (loss) per share........................................................    $   (0.51)    $   0.01    $   (1.85)
                                                                                               ==========    =========   ==========

         Options to purchase  11,421,526,  4,552,300  and  21,868,856  shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations in fiscal 1999, 2000 and 2001, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.24, $10.29 and $4.22 in fiscal 1999, 2000 and 2001, respectively.

         Warrants to purchase 1,725,361 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the year ended March 31, 2001 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $7.79 for fiscal 2001.

Comprehensive Income

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods were reclassified, as required. The Company's total comprehensive losses are included in the Statement of Stockholders' Equity.

Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Derivative Insturments and Hedging Activities--An Amendment of SFAS 133" will be adopted by the Company in the first quarter of fiscal 2002 and is not expected to have a material impact on its financial statements.

         In November, 2000, the EITF published their consensus on EITF Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments. See Note 6 for a description of the effect of EITF 00-27 on the Financial Statements.

NOTE 2.  ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

         The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for fiscal years 1999, 2000 and 2001:

                                                        Year ended March 31,
                                                        --------------------
                                                         2000        2001
                                                         ----        ----
                                                           (in thousands)

Balance at beginning of year........................    $4,017      $10,907
Additions...........................................    20,642       20,112
Deductions..........................................   (13,752)     (18,876)
                                                       --------     --------

Balance at end of year..............................   $10,907      $12,143
                                                       ========     ========

NOTE 3.  PROPERTY AND EQUIPMENT

       Property and equipment as of March 31, 2000 and 2001, consisted of:

                                                                March 31,
                                                                ---------
                                                            2000        2001
                                                            ----        ----
                                                              (in thousands)

Computer and manufacturing equipment (3 years)........... $11,749      $16,667
Furniture, fixtures and leasehold improvements
  (5 - 12 years) ........................................   3,637        8,685
Computer software (3 years)..............................   3,347        4,490
                                                          -------      -------

Property and equipment, at cost..........................  18,733       29,842
Less accumulated depreciation and amortization........... (13,044)     (16,505)
                                                          -------      -------

Property and equipment, net.............................. $ 5,689      $13,337
                                                          =======      =======

For fiscal 1999, 2000, and 2001, depreciation expense totaled approximately $2,534,000, $2,128,000 and $4,033,000, respectively.

NOTE 4.  ACCRUED EXPENSES

         Accrued expenses as of March 31, 2000 and 2001, consisted of the following:

                                                                March 31,
                                                                ---------
                                                             2000       2001
                                                             ----       ----
                                                             (in thousands)

Accrued compensation..................................     $ 3,525    $ 3,449
Accrued market development fund.......................       1,612      1,072
Accrued royalties.....................................         124         55
Accrued marketing expenses............................       2,207      1,218
Other.................................................       4,754      4,732
                                                           -------    -------
Total.................................................     $12,222    $10,526
                                                           =======    =======

NOTE 5.  SHORT-TERM DEBT

         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a $50.0 million revolving line of credit with a bank.

         During the third quarter of fiscal 2001, the Company determined that its borrowing requirements were less than the previously negotiated $50.0 million line of credit. Accordingly, on December 1, 2000, the Company signed an amendment to the line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The credit facility now allows the Company to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of the bank's Prime Rate plus 0.25% to 1.25% per annum (10.25% as of March 31, 2001) depending on the company's tangible net worth and will expire on March 31, 2002. Accrued interest is due monthly and the loan balance is due in April of 2002. This agreement contains certain financial covenants, including the requirement that the Company maintains tangible net worth of not less than $40.0 million and prohibits the Company from paying dividends. The Company met all covenants during fiscal year 2001. As of March 31, 2001, our outstanding loan balance under this facility was approximately $1.8 million.

NOTE 6.  CONVERTIBLE DEBT

         On August 16, 2000 the Company entered into a convertible note and warrant purchase agreement (the "Agreement") with the Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend the Company up to $20 million through September 30, 2000. In consideration for such commitment, the Company issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of the Company's common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, the Company estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the expected life of the promissory notes. Assumptions used to calculate estimated fair value include: dividend yield of 0%, volatility of 85% and a risk free rate of 6.0%.

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

         The $20.0 million proceeds were allocated to the debt and the warrants resulting in $18.4 million assigned to the debt and $1.6 million assigned to the warrants on a relative fair value basis. The resultant $1.6 million debt discount, arising from the proceeds allocated to the warrant, was amortized as a non-cash charge to interest expense in the quarter ended September 30, 2000. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into was $6.4158. Accordingly, the Company recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of the company's common stock on August 23, 2000, multiplied by the number of common shares involved in the debt conversion. Such charge was recorded as a cumulative catch-up to non-cash interest expense in the quarter ended December 31, 2000.

         As previously reported, during the second quarter, the company did not record a beneficial conversion charge. As a result of a new rule issued on November 16, 2000, the Securities and Exchange Commission required that a cumulative catch-up adjustment be made as of the beginning of a registrant's quarter including November 16, 2000 to record the beneficial conversion feature using the accounting conversion price. Accordingly, the $9.3 million non-cash charge was reflected as a cumulative catch-up in the quarter ended December 31, 2000.

NOTE 7.  COMMON STOCK

         On October 31, 2000 the Company sold 6,464,647 shares of Common Stock at the stock's closing price that day of $3.09375 per share. As part of the transaction the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 4,848,485 of these shares and was issued 969,997 warrants on terms equivalent to a third party purchaser.

         In August 1999, the Company completed a secondary offering of 5,282,793 shares of its common stock at a price of $8.375 per share. The Company received approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

         On August 16, 2000, in conjunction with Mr. Hawkin's commitment to lend the Company up to $20 million through September 30, 2000, the Company issued Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of the Company's Common Stock for $20 per share. The warrants were valued at $1.6 million using the Black-Scholes pricing model and the following assumptions: 0% dividend rate, 85% volatility, 6.0% discount rate and a five year term. The value of the warrant was recorded as a discount to the convertible debt and amortized as interest expense over the period August 16, 2000 to September 13, 2000 when the convertible note converted into 2,899,641 shares of Common Stock.

         On October 31, 2000, in conjunction with the Company's sale of shares of Common Stock to Mr. Hawkins and a third-party investor, the Company issued fully exercisable warrants to purchase 1,292,929 shares of the Company's common stock for $3.7125 per share. No value has been allocated to the warrants because both the value of the warrant and the capital surplus on the common stock are equal.

NOTE 8.  STOCK PLANS

Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 20% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal 1999, 2000 and 2001, 358,297, 818,110 and 1,035,289 shares, respectively, were issued by the Company to employees at a price ranging from $2.18 to $2.87, $2.18 to $5.47 and $1.99 to $6.14 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $1.67, $5.05 and $1.99 at March 31, 1999, 2000 and 2001, respectively. As of March 31, 1999, 2000 and 2001, the
Company had 1,564,664, 746,552 and 2,211,263 shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

Stock Option Plan

         The Company's 1993 Incentive Stock Plan (the "Plan") authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company's Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% or 20% one year after the option holder's date of employment and thereafter, ratably over a three or four year period. Unexercised options generally expire 10 years from date of grant.

         As of  March  31,  1999,  2000 and  2001,  20,783,869,  26,302,138  and
35,362,095 shares, respectively, of common stock have been authorized for issuance under the Plan.

Director Option Plan

         The Company's 1995 Director Option Plan (the "Director Plan") authorizes the granting of non-qualified stock options to each outside director on the date such person first becomes an Outside Director. The exercise price of the options is the fair market value per share of the common stock on the grant date. The stock options vest over a 48 or 60-month period. Unexercised options expire ten years from the date of grant.

         As of March 31, 1999, 2000 and 2001, 700,000 shares of common stock have been authorized for issuance under the Director Plan.

         Activity under the Plan for fiscal 1999, 2000 and 2001, were as follows:

                                                                                  Options Outstanding
                                                                                  -------------------
                                                            Options
                                                          Available For                      Weighted Average
                                                             Grant             Shares        Exercise Prices
                                                             -----             ------        ---------------
Outstanding as of March 31, 1998...................        6,329,873         8,475,070          $  3.07
Authorized.........................................        2,547,489                 -                -
Granted............................................       (4,926,250)        4,926,250             3.49
Terminated.........................................        1,595,558        (1,595,558)            3.17
Exercised..........................................                -          (384,236)            3.16
                                                          ----------        ----------          -------
Outstanding as of March 31, 1999...................        5,546,670        11,421,526          $  3.24
Authorized.........................................        6,071,516                 -               -
Granted............................................       (5,269,900)        5,269,900             7.81
Terminated.........................................        1,689,510        (1,689,510)            3.85
Exercised..........................................                         (1,246,055)            2.99
                                                          ----------        ----------          -------
Outstanding as of March 31, 2000...................        8,037,796        13,755,861          $  4.94
Authorized.........................................        9,059,957                 -                -
Granted............................................      (11,711,075)       11,711,075             3.83
Terminated.........................................        3,131,360        (3,131,360)            6.01
Exercised..........................................                -          (466,720)            3.61
                                                          ----------        ----------          -------
Outstanding as of March 31, 2001...................        8,518,038        21,868,856          $  4.22
                                                          ==========        ==========          =======

         The weighted-average fair values of options granted during 1999, 2000 and 2001 with exercise prices equal to market value were $2.13, $5.11 and $2.45, respectively.

         As of March 31, 1999, 2000 and 2001, 2,998,633, 3,930,338 and 7,048,770
options, respectively, were exercisable under the Plan. The weighted-average exercise price for the shares exercisable at March 31, 1999, 2000 and 2001 were $3.10, $3.23, and $3.14, respectively.

         The following table summarizes information about fixed stock options outstanding and currently exercisable at March 31, 2001:

                                                          Options Outstanding                          Options Exercisable
                                                          -------------------                          -------------------
                                                                 Weighted-
                                                                  average        Weighted-
                                                                 Remaining        average                            Weighted-
                                                Number          Contractual       Exercise         Number             average
Exercise Price                                Outstanding     Life (in years)      Price        Outstanding       Exercise Price
--------------                                -----------     ---------------      -----        -----------       --------------
$ 1.53...................................       3,121,500           9.68             $1.53         734,479               $1.53
$ 1.78 to $ 2.28.........................       4,452,760           9.33             $1.87         506,358               $2.12
$ 2.97 to $ 3.50.........................       4,865,900           6.45             $3.24       3,702,754               $3.25
$ 3.59 to $ 5.94.........................       2,089,889           7.89             $4.35         921,419               $4.04
$ 6.13 to $ 6.94.........................       5,538,219           9.02             $6.77         640,638               $6.57
$ 7.36 to $13.97.........................       1,800,588           8.64             $9.36         543,122               $9.20
                                                ---------                                        ---------
$ 1.53 to $13.97.........................      21,868,856           7.75             $4.22       7,048,770               $3.14


Pro Forma Net Income (Loss)

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for fiscal 1999, 2000 and 2001 would have been as indicated below:

                                                                               Year Ended March 31,
                                                                               --------------------
                                                                         1999          2000           2001
                                                                         ----          ----           ----
Net income (loss) as reported....................................     $(13,167)          $205       $(77,034)
Pro forma........................................................     $(20,130)      $(10,006)      $(89,695)
Net income (loss) per basic share as reported....................       $(0.51)         $0.01         $(1.85)
Pro forma........................................................       $(0.79)        $(0.31)        $(2.16)
Net income (loss) per diluted share as reported..................       $(0.51)         $0.01         $(1.85)
Pro forma........................................................       $(0.79)        $(0.26)        $(2.16)

         The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 2000 and 2001:

                                                                                          Option Plan                 ESPP
                                                                                          -----------                 ----
                                                                                     1999     2000    2001    1999    2000    2001
                                                                                     ----     ----    ----    ----    ----    ----
Weighted-average risk free rate..................................................    5.51%    6.24%   5.27%   5.82%   6.19%   4.85%
Expected life of options/rights (in years).......................................     3.5      3.5     3.5    2 years with 6 month
                                                                                                                   increments
Annualized stock price volatility................................................      84%      85%     90%     84%     78%     90%
Dividend yield...................................................................       -        -       -       -       -       -


NOTE 9.  NET INTEREST AND OTHER INCOME

         Net interest and other income for the fiscal years ended March 31, 1999, 2000 and 2001, consisted of the following:

                                                                                   Year Ended March 31,
                                                                                   --------------------
                                                                                 1999       2000       2001
                                                                                 ----       ----       ----
                                                                                     (in thousands)
Interest income.........................................................        $1,134    $1,349   $ 1,188
Beneficial conversion charge associated with the issuance of convertible
   debt ................................................................             -         -    (9,309)
Interest expense........................................................           (20)   (1,033)     (931)
Other income (expense), net.............................................             5         9       (95)
                                                                                ------    ------   -------
                                                                                $1,119    $  325   $(9,147)
                                                                                ======    ======   =======

NOTE 10.  INCOME TAXES

         The provision for income taxes consisted of the following:

                                                  Year Ended March 31,
                                                  ---------------------
                                                  1999     2000    2001
                                                  ----     ----    ----
                                                      (in thousands)
Current:
   Federal......................................  $   -    $  52   $  (8)
   State and local..............................      1      (17)     48
   Foreign......................................    190      262      84
                                                  -----    -----   -----
Total current...................................    191      297     124
Total deferred..................................      -        -       -
                                                  -----    -----   -----
Total income taxes..............................  $ 191    $ 297   $ 124
                                                  =====    =====   =====


         The differences between the statutory income tax rate and the Company's effective tax rate, expressed as a percentage of income before provision for income taxes, for the years ended March 31, 1999, 2000 and 2001 were as follows:

                                                      Year Ended March 31,
                                                      --------------------
                                                    1999       2000      2001
                                                    ----       ----      ----

Provision at statutory federal tax rate.........   (34.0)%     34.0 %   (34.0)%
Valuation allowance.............................    35.8 %    (40.8)%    44.1 %
Alternative minimum tax.........................       -       50.0 %    (8.8)%
Foreign tax, withholding and other..............    (0.3)%     39.1 %     2.3 %
Other...........................................       -        2.0 %    (3.4)%
                                                   -------     ------    ------
                                                     1.5 %     84.3 %     0.2 %
                                                   =======     ======    ======


         The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2000 and 2001, are presented as follows:

                                                       Year Ended March 31,
                                                          2000         2001
                                                          ----         ----
                                                          (in thousands)

Deferred tax asset:
   Depreciation and amortization......................  $ 2,370      $   923
   Deferred revenue...................................       94          144
   Research and development capitalized expenses......   12,563        9,153
   Net operating loss carryforwards...................   33,466       58,429
   Tax credit carryforwards...........................   27,246       32,367
   Other..............................................   (1,323)       7,030
                                                        -------      -------
Total gross deferred tax assets.......................   74,416      108,046
Less valuation allowance..............................  (74,416)    (108,046)
                                                        -------      -------
Net deferred tax assets...............................  $     -      $     -
                                                        =======      =======

         The valuation allowance increased $34.0 million in fiscal 2001. Approximately $3.0 million of the valuation allowance is related to benefits associated with employee stock options, which will be allocated to equity when realized.

         As of March 31, 2001, the Company had cumulative federal net operating loss carryforwards of approximately $168.0 million for federal income tax purposes and $19.0 million for state tax purposes. If not offset against future taxable income, they will expire beginning in fiscal 2009 and 2006, for federal and state tax purposes, respectively.

         As of March 31, 2001, the Company had unused research and development tax credits of approximately $12.0 million and $9.0 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credit expires beginning in fiscal year 2007. The California research and development tax credit can be carried forward indefinitely. The Company also had foreign tax credits of approximately $11.0 million available to reduce future federal income taxes, expiring through fiscal 2005. There are also minimum tax credits of approximately $0.5 million available to reduce future federal income taxes, which will carry forward indefinitely.

NOTE 11.  LEASE COMMITMENTS

         The  Company  leases  its  facilities  under  several  operating  lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Rental expense for fiscal 1999, 2000, and 2001, were $1.5 million, $2.9 million and $5.2 million, respectively.

         Future minimum lease payments under non-cancelable operating leases as of March 31, 2001 are as follows:


   March 31,
   ---------

   2002........................................................  $ 8,116
   2003........................................................    7,593
   2004........................................................    7,266
   2005........................................................    6,306
   2006........................................................    6,375
   Thereafter..................................................   47,040
                                                                 -------
   Total minimum lease payments................................  $82,696
                                                                 =======

NOTE 12.  GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during fiscal 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by products for purposes of making operating decisions and assessing financial performance. Therefore, the Company considers that it operates in a single operating segment: interactive entertainment software products.

         The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                             Year Ended March 31,
                                                             --------------------
                                                          1999       2000         2001
                                                          ----       ----         ----
Revenues:
   PC..................................................  $26,818     $29,948     $11,838
   Playstation video game console......................   11,417      54,719      30,275
   Playstation 2 computer entertainment system.........        -         165      16,189
   Nintendo 64.........................................    8,593      32,402      15,275
   Gameboy Color.......................................        -       3,885       8,753
   Other...............................................    1,191       1,115         435
                                                         -------    --------     -------
Total revenues.........................................  $48,019    $122,234     $82,765
                                                         =======    ========     =======

                                      -52-

         The Company's software publishing export sales are principally to Europe and Asia/Pacific. In each of fiscal 1999 and 2000, less than 10% of the Company's total net revenues were derived from international software publishing sales. During fiscal 2001, international software publishing sales totaled 21% of revenues. The Company had software publishing export sales, primarily to Japan and the United Kingdom, of approximately $4.2 million, $7.3 million, and $17.2 million for the fiscal 1999, 2000, and 2001, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 13.  RESTRUCTURING CHARGE

         During fiscal 2001, the Company recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of its headquarters. The Company estimates that it will take appoximately six months to find a suitable sub-lessee for the vacated office space. As of March 31, 2001, the Company has accrued $0.8 million accrued for anticipated costs associated with finding a sub-lessee.

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

                                     THE 3DO COMPANY
                                     a Delaware Corporation
                                     By:



Date: June 29, 2001                         Kathleen R. McElwee

                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Duly Authorized Officer)




Pursuant to the requirements of the Securities and Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                                       Date
         ---------                            -----                                       ----

  William M. Hawkins, III   Chairman of the Board of Directors and
                            Chief Executive Officer (Principal Executive Officer)   June 29, 2001

      William A. Hall       Director                                                June 29, 2001


   H. William Jesse, Jr.    Director                                                June 29, 2001


     Charles Hirschhorn     Director                                                June 29, 2001

INDEX TO EXHIBITS*


  Exhibit
  Number                           Exhibit Name
  ------                           ------------
   10.12A  First  Amendment to Loan and Security  Agreement by and among The 3DO
           Company (California), The 3DO Company (Delaware), 3DO Europe, certain lenders as signatories and Foothill Capital Corporation
   10.12B  Second Amendment to Loan and Security  Agreement by and among The 3DO
           Company (California), The 3DO Company (Delaware), 3DO Europe, certain lenders as signatories and Foothill Capital Corporation
   10.12C  Third  Amendment to Loan and Security  Agreement by and among The 3DO
           Company (California), The 3DO Company (Delaware), 3DO Europe, certain lenders as signatories and Foothill Capital Corporation
   10.20   Lease between  Seaport Plaza  Associates,  LLC and the Registrant for
           offices located at 100 Cardinal Way, Redwood City, California,  dated
           July 12, 1999
   21.01   List of Subsidiaries of the Registrant.
   23.01   Consent of PricewaterhouseCoopers LLP.
   23.02   Consent of KPMG LLP.

-----------

     * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.