Form 10-Q
period 2001-06-30
3DO CO
filed 2001-08-14
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001, the number of outstanding shares of the registrants' common stock was 47,717,215.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


PART I            FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                              -----
Item 1.           Condensed Consolidated Financial Statements                                                                   3

                  Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2001                                     3

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and 2001             4

                  Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and 2001             5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                         10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                    19

PART II           OTHER INFORMATION                                                                                             20

Item 1.           Legal Proceedings                                                                                             20

Signature                                                                                                                       21

Part I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  March 31,    June 30,
                                                                                    2001         2001
                                                                                  ---------    ---------
                                                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   4,885    $   5,773
   Accounts receivable, net of allowances of $12,143 and $10,340, respectively       31,834       16,258
   Inventory                                                                          4,423        2,628
   Prepaid and other current assets, net                                              3,133        1,879
   Prepaid royalties and capitalized software costs, net                              2,448        6,539
                                                                                  ---------    ---------
Total current assets                                                                 46,723       33,077

Property and equipment, net                                                          13,337       12,335
Restricted cash                                                                       5,961        5,961
Deposits and other assets                                                               611          491
                                                                                  ---------    ---------
Total assets                                                                      $  66,632    $  51,864
                                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   3,349    $     377
   Accrued expenses                                                                  10,526        9,567
   Deferred revenue                                                                     361          317
   Short-term debt                                                                    1,800           21
   Other current liabilities                                                            662          715
                                                                                  ---------    ---------
Total current liabilities                                                            16,698       10,997
                                                                                  ---------    ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized;  no shares issued         --           --
   Common stock, $.01 par value;  125,000 shares authorized;  51,775 and 51,927
     shares issued, respectively                                                        518          519
   Additional paid-in capital                                                       269,764      270,224
   Accumulated other comprehensive loss                                              (1,617)      (1,615)
   Accumulated deficit                                                             (204,669)    (214,199)
   Treasury stock, at cost, 4,220 shares                                            (14,062)     (14,062)
                                                                                  ---------    ---------
Total stockholders' equity                                                           49,934       40,867
                                                                                  ---------    ---------

Total liabilities and stockholders' equity                                        $  66,632    $  51,864
                                                                                  =========    =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       3

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                                  --------------------
                                                                                    2000        2001
                                                                                  --------    --------
Revenues                                                                          $  9,684    $ 13,277

Costs and expenses:
   Cost of revenues--product costs                                                   5,207       6,718
   Cost of revenues--royalties and software development amortization                   202       1,088
   Research and development                                                         11,214       8,113
   Sales and marketing                                                              12,629       2,603
   General and administrative                                                        3,950       3,499
   Restructuring costs                                                                --           955
                                                                                  --------    --------
Total costs and expenses                                                            33,202      22,976
                                                                                  --------    --------
Operating loss                                                                     (23,518)     (9,699)

Interest and other income, net                                                          52         170
                                                                                  --------    --------

Loss before income and foreign withholding taxes, extraordinary charge and
   cumulative effect of a change in accounting policy                              (23,466)     (9,529)

Income and foreign withholding taxes                                                   (18)         (1)
                                                                                  --------    --------

Loss before extraordinary charge and cumulative effect of a change in
   accounting policy                                                               (23,484)     (9,530)

Extraordinary loss from early extinguishment of debt                                  (800)       --

Cumulative effect of accounting change                                              (1,978)       --
                                                                                  --------    --------
Net loss                                                                          $(26,262)   $ (9,530)
                                                                                  ========    ========

Basic and diluted net loss per share:

   Loss before extraordinary charge and cumulative effect change                  $  (0.64)   $  (0.20)
                                                                                  ========    ========

   Extraordinary loss from early extinguishment  of debt                             (0.02)       --
   Cumulative effect of accounting change                                            (0.05)       --
                                                                                  --------    --------

   Net loss                                                                       $  (0.71)   $  (0.20)
                                                                                  ========    ========

Shares used to compute basic and diluted net loss per share                         36,747      47,594
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2000        2001
                                                                 --------    --------
Cash flows from operating activities:
   Net loss                                                      $(26,262)   $ (9,530)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                               1,048       2,575
        Deferred revenue                                              (11)        (44)
        Changes in operating assets and liabilities:
          Accounts receivable, net                                 26,382      15,578
          Prepaid and other assets                                 (2,567)     (4,530)
          Inventory                                                  (570)      1,795
          Accounts payable                                           (956)     (2,973)
          Accrued expenses                                         (2,080)       (348)
          Other liabilities                                          --            53
                                                                 --------    --------
Net cash provided by (used in) operating activities                (5,016)      2,576
                                                                 --------    --------
Cash flows from investing activities:
   Short-term investments, net                                     (2,015)       --
   Capital expenditures                                            (1,824)       (373)
                                                                 --------    --------
Net cash used in investing activities                              (3,839)       (373)
                                                                 --------    --------
Cash flows from financing activities:
   Restricted cash                                                  1,992        --
   Repayment of short-term debt                                    (8,579)     (1,779)
   Proceeds from short-term debt                                    8,657        --
   Proceeds from issuance of common stock, net                        499         462
   Payments on capital lease obligations                              (25)       --
                                                                 --------    --------
Net cash provided by (used in) financing activities                 2,544      (1,317)
                                                                 --------    --------
 Effect of foreign currency translation                              (340)          2
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents               (6,651)        888
Cash and cash equivalents at beginning of period                   21,772       4,885
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 15,121    $  5,773
                                                                 ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL

         The condensed consolidated financial statements have been prepared by The 3DO Company, a Delaware company, (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

         The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to state fairly the results for the period presented. The results for such periods are not necessarily indicative of the results to be expected for the full year. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2 - CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         Costs related to research and development of new software products are charged to research and development expenses as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects substantially coincided with general release of the products and the Company had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Beginning in the fourth quarter of fiscal 2001, the Company capitalized internal development costs for second generation games for a new platform due to significant costs being incurred after technological feasibility was reached. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. The Company capitalized approximately $5.0 million of development costs during the three months ended June 30, 2001.

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended June 30, 2001, the Company amortized $0.9 million of capitalized software costs.

NOTE 3 - ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                           March 31, June 30,
                                                             2001     2001
                                                           -------   -------
                                                                   (unaudited)

Accrued compensation ...................................   $ 3,449   $ 2,719
Accrued market development fund ........................     1,072     1,060
Accrued royalties ......................................        55        55
Accrued marketing expenses .............................     1,218       252
Accrued restructuring charge ...........................       796     1,353
Other ..................................................     3,936     4,128
                                                           -------   -------

Total accrued expenses .................................   $10,526   $ 9,567
                                                           =======   =======
NOTE 4 - SHORT-TERM DEBT

         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with a bank. As of June 30, 2001, the credit facility allows the Company to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of the bank's Prime Rate plus 0.25% to 1.25% per annum (7.5% as of June 30, 2001) depending on the Company's tangible net worth and will expire on March 31, 2002.

NOTE 5 - REVENUE RECOGNITION

         Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company's goods by their customers based on the agreed upon shipping terms. Prior to the Company's adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, the Company recognized revenue from the sale of software titles published and distributed by the Company at the time of shipment. The Company permits its customers to exchange  software  titles  published  and  distributed  by the Company,  within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned. Revenue from the Company's on-line service was recognized monthly based on usage. The Company establishes allowances for expected product returns based on historical trends, in accordance with SFAS No.48, " Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein. The effect of SAB 101 was to include in both the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during the first quarter of fiscal 2001.

NOTE  6 - RESTRUCTURING

         During fiscal year 2001, the Company recorded $1.2 million in restructuring charges. These charges included $0.3 million related to a reduction in force, and realized and anticipated costs of $0.9 million for a vacated portion of its headquarters. In the first quarter of fiscal 2002, the Company recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from six months to twelve months. As of June 30, 2002, the Company has accrued $1.4 million for anticipated costs associated with finding a sub-lessee.

NOTE 7 - NET INCOME (LOSS) PER SHARE

         Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options and warrants to purchase common stock using the treasury stock method.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                         Three Months Ended
                                                                              June 30,
                                                                      ----------------------
                                                                         2000         2001
                                                                      ----------    --------
                                                                      (unaudited)  (unaudited)

Net loss                                                              $  (26,262)   $ (9,530)
Shares used to compute basic net loss per share -  Weighted-average
    number of common shares outstanding                                   36,747      47,594
                                                                      ----------    --------
Shares used to compute diluted net loss per share                         36,747      47,594
Basic and diluted net loss per share:
    Loss before extraordinary charge and cumulative effect change     $    (0.64)   $  (0.20)
                                                                      ----------    --------
    Extraordinary loss from early extinguishment of debt                   (0.02)         --
    Cumulative effect of accounting change                                 (0.05)         --
                                                                      ----------    --------
    Net loss                                                          $    (0.71)   $  (0.20)
                                                                      ==========    ========

         Options to purchase 11,542,151 and 21,096,548 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three months ended June 30, 2000 and 2001, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $3.45 and $4.15 for the three months ended June 30, 2000 and 2001, respectively.

         Warrants to purchase 1,725,361 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three months ended June 30, 2001 because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $7.79 for the three months ended June 30, 2001.

NOTE 8 - COMPREHENSIVE INCOME

         The Company's total comprehensive losses were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                         ---------------------
                                                           2000         2001
                                                         --------     --------
                                                       (unaudited)   (unaudited)

Net loss                                                 $(26,262)    $ (9,530)
Change in cumulative translation adjustment                  (342)           2
Change in unrealized loss on marketable securities              9         --
                                                         --------     --------
Total comprehensive loss                                 $(26,595)    $ (9,528)
                                                         ========     ========

NOTE 9 - Recent Accounting Pronouncements

         In June 1998, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133
establishes   accounting  and
reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS No. 133, as amended by SFAS No.137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138 " Accounting for Derivitive Instruments and Hedging Activities-An Amendment of SFAS 133" has been adopted by the Company in the first quarter of fiscal 2002 and did not have a material impact on the financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 is not expected to have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on its financial statements.

         In June 2001, the Emerging Issues Task Force ("EITF") published their consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". The EITF reached a consensus that consideration from a vendor to a purchaser of a vendor's products is presumed to be a reduction to the selling prices of the vendor's products. The Company has adopted EITF Issue No. 00-25 in the first quarter of fiscal 2002. For the three months ended June 30, 2000 and 2001, costs of $1.3 million and $0.2 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense.

NOTE 10 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                         Three Months Ended
                                                              June 30,
                                                        --------------------
                                                          2000        2001
                                                        -------      -------
                                                      (unaudited)  (unaudited)
Revenues:
  PlayStation 2 computer entertainment system           $  --        $ 5,553
  PlayStation video game console                          4,689        2,619
  Game Boy Advance                                         --          2,647
  Game Boy Color                                          1,513          208
  Nintendo 64                                             1,191          170
  PC                                                      2,231        2,080
  Other                                                      60         --
                                                        -------      -------
Total revenues                                          $ 9,684      $13,277
                                                        =======      =======

         During the three months ended June 30, 2000, the Company's three top customers each accounted for 20%, 14% and 11% of revenues, respectively. For the three months ended June 30, 2001, the Company's three top customers each accounted for 12%, 11% and 11% of revenues, respectively.

         The Company's international sales, were approximately $2.3 million and $4.7 million, or 24% and 35% of total revenues for the three months ended June 30, 2000 and 2001, respectively. The Company's assets are primarily located in its corporate office in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, the PlayStation 2 computer entertainment system, the Nintendo Game Boy Advance and the Nintendo Game Boy Color hand-held video game systems, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. We also utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

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

         Cost of revenues consist primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo, the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. Cost of revenues for interactive entertainment software varies significantly by platform. Cost of revenues for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues for personal computer titles primarily consist of the cost of the CD-ROM and packaging.

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

         Sales and marketing expenses consist primarily of advertising sales commissions, sales and marketing personnel costs and other costs.

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

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates,"

"believes," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this Form 10-Q.

         These forward-looking statements apply only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-Q and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

     o   our ability to extend our brands across multiple genres and platforms;

     o   the timing of the introduction of some new products;

     o our expectations regarding the number of new product releases for fiscal 2002;

     o our expectations regarding the timing of the introduction of new platforms;

     o our expectation that the introduction of new platforms will accelerate the video game cycle;

     o our expectations regarding retailers preferences to stock sequels to successful brands;

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

RESULTS OF OPERATIONS

Revenues. Revenues increased to $13.3 million in the first quarter of fiscal 2002 from $9.7 million in the same period of the prior year. The difference was due primarily to an increase in the number of new titles released in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Our revenues consisted primarily of sales of interactive entertainment software for the PlayStation 2 computer entertainment system, PlayStation game console, Game Boy Advance system and the personal computer.

Cost of revenues-product costs: Cost of revenues related to product costs increased to $6.7 million in the first quarter of fiscal 2002 from $5.2 million in the same period of the prior year. This increase was primarily due to an increase in units sold during the fiscal 2002 period. This increase in unit sales was driven by sales of $1.0 million in aging inventory at carrying value. These sales were part of our strategy to reduce excess inventory related to older products.

Cost of revenues-royalties and software development amortization: Cost of revenues related to the amortization of royalties and capitalized software increased to $0.9 million in the first quarter of fiscal 2002 from $0.2 million in the same quarter of the prior year. The increase was primarily due to release of products with capitalized software development.

Research and development. Research and development expenses decreased to $8.1 million in the first quarter of fiscal 2002 from $11.2 million in the first quarter of fiscal 2001. This decrease was primarily due to the capitalization of software development costs of $5.0 million in the first quarter of fiscal 2002, partially offset by an increase in overhead charges associated with our new headquarters. Amortization of capitalized development costs is charged to cost of revenues.

Sales and marketing. Sales and marketing expenses decreased to $2.6 million in the first quarter of fiscal 2002 from $12.6 million in the first quarter of fiscal 2001. This decrease was primarily due to decreased advertising of new products and lower tradeshow costs, partially offset by increased personnel expenses.

General and administrative. General and administrative expenses decreased to $3.5 million in the first quarter of fiscal 2002, from $3.9 million in the first quarter of fiscal 2001. The decrease was primarily due to a decrease in consulting services in the first quarter of fiscal 2002 compared with the same quarter of the prior year.

Restructuring charge. During fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included $0.3 million related to a reduction in force, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. In the first quarter of fiscal 2002, we recorded an additional restructuring charge of $0.9 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from six months to twelve months. As of June 30, 2002, we have accrued $1.4 million for anticipated costs associated with finding a sub-lessee.

Net interest and other income. Net interest and other income increased to $0.2 million in the first quarter of fiscal 2002 from $0.1 million in the first quarter of fiscal 2001. The increase in net interest and other income is primarily due to a lower average balance on the outstanding line of credit in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are unrestricted cash and cash equivalent balances, which were $5.8 million at June 30, 2001 and $4.9 million at March 31, 2001. The increase was primarily due to the $2.6 million cash provided by operating activities offset by $0.4 million in cash used in investing activities and $1.3 million used in financing activities.

         The cash provided by operations was primarily due to collections of receivable balances and sales of aging inventory. This was offset, in part, by a reduction in accounts payable and accrued expenses and an increase in capitalized software development.

         The cash used in investing activities primarily consisted of purchases of furniture and fixtures for our headquarters.

         The cash used in financing activities was used to pay down our line of credit facility. This was offset by employee stock option exercises.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital Corporation. The Foothill Capital Corporation credit facility allows us to borrow up to $30.0 million, or 85% of qualified accounts depending on our tangible net worth. The line of credit will expire on March 31, 2002. This agreement contains certain financial covenants, including the requirement that we maintain minimum liquidity of $1.5 million and maintain a certain minimum tangible net worth, which varies monthly. As of June 30, 2000, our outstanding loan balance under this facility was less than $0.1 million.

         We estimate that our existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we will need to raise additional capital. Our ability to maintain sufficient liquidity through the fall of 2001 is particularly dependent on us achieving our projected sales forecasts for the second quarter and the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements with strategic partners, existing investors or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

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

     o Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for existing platforms. Sony introduced its PlayStation 2 computer entertainment system in October 2000. Both Microsoft and Nintendo are expected to introduce the new X-Box and Game Cube, respectively, in November 2001. Sales of our current products for the current Nintendo and Sony PlayStation have already been adversely affected and we expect this trend to continue until one or more new platforms achieves a widely installed base of consumers. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers;

     o If we do not create titles for new hardware platforms, our revenues will decline. The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which leads to software and platform obsolescence. Our titles have been developed primarily for multimedia personal computers and video game systems, including the Nintendo 64, Game Boy Advance, Game Boy Color, PlayStation video game consoles and the PlayStation 2 computer entertainment system. Our software designed for personal computers must maintain compatibility with new personal computers, their operating software and their hardware accessories. If we are unable to successfully adapt our software and develop new titles to function on various hardware platforms and operating systems, our business could be seriously harmed;

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

     o Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $7.9 million at June 30, 2001. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed. If our new products have defects, we could lose potential revenues and increase our costs;

     o Our contract manufacturers, Sony, Nintendo and JVC, may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If manufacturers do not supply us with finished titles on favorable terms without delays, our operations could be materially interrupted, and our business could be seriously harmed; and

     o If an economic slowdown in the United States leads to decreased consumer spending on entertainment products, our results could be adversely affected.

Our future capital needs are uncertain and we may not be able to satisfy them.

         During fiscal 2001, we raised $40.0 million in equity financing. We believe that existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital requirements through the fall of 2001, at which time we will need to raise additional capital. Our ability to maintain sufficient liquidity through fall of 2001 is particularly dependent on us achieving our projected sales forecasts in the period and on the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

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

         We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot be assured that the sales of products for which such royalties are paid or guaranteed payments are made will be sufficient to cover the amount of these required payments. We capitalize our advances to developers on our balance sheet as a part of "prepaid royalties." We analyze our prepaid royalty costs quarterly, and we will take write-offs when, based on our estimates, future individual product contribution will not be sufficient to recover our investment.

         We capitalize external use software costs once technological feasibility is established or if the development costs have an alternative future use. Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current future revenues for that product, whichever is greater.

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

         During the first quarter of fiscal 2002, our three top customers accounted for 10% or higher our total revenues and sales to our five largest customers accounted for approximately 50% of our revenues.

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

         A number of software publishers have developed or are currently developing server-based Internet games for use by consumers over the Internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release games for the Internet, and also establish a profitable business model for Internet-based games.

         In December 1999, we were issued a patent which could allow us to create a new business model in Internet games and entertainment. However, in order to fully develop the patent's potential, investments will be required in research and development or to obtain rights to Internet-related technologies. Without the required investment in research and development or without obtaining rights to technologies that would allow us to exploit our Internet-related patent, we cannot be certain that we will be able to fully utilize the patent in a commercially successful manner. In addition, even if we are able to use the patent in connection with the development of new Internet games or other forms of interactive entertainment that are intended to be experienced through the Internet, the development of such products will require additional investment by us. We cannot be certain that such products will be commercially successful, nor can we even be certain that our investment in developing and marketing such products will be recouped by our sales or licenses of such products.

We depend on our key personnel and our ability to hire additional qualified personnel.

         Our success is largely dependent on the personal efforts of certain personnel, especially Trip Hawkins, the Company's CEO. Our success is also dependent upon our ability to hire and retain additional qualified operating, marketing, technical and financial personnel. We rely heavily on our own internal development studios to develop the majority of our products. The loss of any key developers or groups of developers may delay the release of our products. Competition for personnel is intense, especially in the San Francisco Bay Area where we maintain our headquarters, and we cannot be certain that we will successfully attract and retain additional qualified personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 2001:


Short-term investments                            Cost        Fair Value
----------------------         Average            ----        ----------
                            Interest Rate    (in thousands)  (in thousands)
                            -------------         ----       --------------

Fixed rate................         3.38%            $6,034       $6,052


         The aggregate fair value of the our restricted cash included in our investment portfolio as of June 30, 2001, by contractual maturity date, consisted of the following:

                                                    Aggregate Fair
                                                 Value (in thousands)
                                                 --------------------

Due in one year or less......................            $5,961

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


         We engage in certain legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE 3DO COMPANY

Dated:  August 14, 2001        /s/  KATHLEEN R. MCELWEE
                               ------------------------------------------------
                               Kathleen R. McElwee
                               Senior VP Finance, Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting Officer)
                               (Duly authorized officer)