Form 10-Q
period 2001-09-30
3DO CO
filed 2001-10-30
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 18, 2001, the number of outstanding shares of the registrants' common stock was 53,067,399.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                       INDEX

PART I     FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                      -----
Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2001 and September 30, 2001                               3

           Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2000
           and 2001                                                                                                     4

           Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 2001         5

           Notes to Condensed Consolidated Financial Statements                                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                                    20

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                            20

Item 4.    Submission of Matters to a Vote of Security Holders                                                          20

Item 6.    Exhibits and Reports on Form 8K                                                                              21

Signature                                                                                                               22

Part I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                         THE 3DO COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                                                                 March 31,   September 30,
                                                                                    2001         2001
                                                                                 ---------    ---------
                                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   4,885    $   2,140
   Accounts receivable, net of allowances of $12,143 and $10,494, respectively      31,834       11,653
   Inventory                                                                         4,423        1,488
   Prepaid and other current assets, net                                             3,283        2,284
   Capitalized software costs, net                                                   2,298       10,986
                                                                                 ---------    ---------
Total current assets                                                                46,723       28,551

Property and equipment, net                                                         13,337       11,661
Restricted cash                                                                      5,961        5,961
Deposits and other assets                                                              611          492
                                                                                 ---------    ---------
Total assets                                                                     $  66,632    $  46,665
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   3,349    $   2,669
   Accrued expenses                                                                 10,526        9,787
   Deferred revenue                                                                    361          516
   Short-term debt                                                                   1,800           12
   Other current liabilities                                                           662          968
                                                                                 ---------    ---------
Total current liabilities                                                           16,698       13,952
                                                                                 ---------    ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized;  no shares issued        --           --
   Common stock, $.01 par value, 125,000 shares authorized; 51,755 and 52,555
     shares issued at March 31, 2001 and September 30, 2001, respectively              518          525
   Additional paid-in capital                                                      269,764      271,487
   Accumulated other comprehensive loss                                             (1,617)      (1,345)
   Accumulated deficit                                                            (204,669)    (223,892)
   Treasury stock, at cost, 4,220 shares                                           (14,062)     (14,062)
                                                                                 ---------    ---------
Total stockholders' equity                                                          49,934       32,713
                                                                                 ---------    ---------
Total liabilities and stockholders' equity                                       $  66,632    $  46,665
                                                                                 =========    =========

          The accompanying notes are an integral part of the consolidated financial statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                      Three Months Ended       Six Months Ended
                                                                        September 30,            September 30,
                                                                     --------------------    --------------------
                                                                       2000        2001        2000        2001
                                                                     --------    --------    --------    --------
Revenues                                                             $ 20,219    $  9,922    $ 29,903    $ 23,198
Costs and expenses:
  Cost of revenues - product costs                                     13,974       5,594      19,180      12,230
  Cost of revenues - royalties and software development
     amortization                                                         227         947         429       2,117
  Research and development                                             11,657       6,866      22,872      14,979
  Sales and marketing                                                   6,729       2,903      19,358       5,506
  General and administrative                                            3,827       3,433       7,777       6,932
  Restructuring costs                                                    --          --          --           955
                                                                     --------    --------    --------    --------
Total costs and expenses                                               36,414      19,743      69,616      42,719
                                                                     --------    --------    --------    --------
Operating loss                                                        (16,195)     (9,821)    (39,713)    (19,521)
Amortization of warrant issuance                                       (1,557)       --        (1,557)       --
Interest and other income (expense), net                                 (268)        128        (216)        299
                                                                     --------    --------    --------    --------
Loss before income and foreign withholding taxes, extraordinary
     charge and cumulative effect of accounting change                (18,020)     (9,693)    (41,486)    (19,222)
Income and foreign withholding taxes                                     --          --            18           1
                                                                     --------    --------    --------    --------
Loss before extraordinary charge and cumulative effect of
  accounting change                                                   (18,020)     (9,693)    (41,504)    (19,223)
Extraordinary loss from early extinguishment of debt                     --          --          (800)       --
Cumulative effect of accounting change                                  1,287        --          (691)       --
                                                                     --------    --------    --------    --------
Net loss                                                             $(16,733)   $ (9,693)   $(42,995)   $(19,223)
                                                                     ========    ========    ========    ========
Basic and diluted loss per share:
  Loss before extraordinary charge and cumulative effect
     of accounting change                                            $  (0.48)   $  (0.20)   $  (1.12)   $  (0.40)
  Extraordinary loss from early extinguishment of debt                  (0.00)      (0.00)      (0.02)      (0.00)
  Cumulative effect of accounting change                                 0.03       (0.00)      (0.02)      (0.00)
                                                                     --------    --------    --------    --------
   Net loss                                                          $  (0.45)   $  (0.20)   $  (1.16)   $  (0.40)
                                                                     ========    ========    ========    ========
Shares used to compute basic and diluted net loss per share            37,483      48,014      37,115      47,804
                                                                     ========    ========    ========    ========

               The accompanying notes are an integral part of the consolidated financial statements.

                                                        4

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                         2000              2001
                                                                                       --------          --------
Cash flows from operating activities:
   Net loss                                                                            $(42,995)         $(19,223)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
        Depreciation and amortization                                                     3,842             4,344
        Provision for bad debts, discounts and returns                                   (4,508)           (1,649)
        Deferred revenue                                                                    159               155
        Amortization of warrant issuance                                                  1,557              --
        Changes in operating assets and liabilities:
          Accounts receivable                                                            24,383            21,830
          Prepaid and other assets                                                       (8,760)              644
          Capitalized software costs, net                                                  (774)          (10,243)
          Inventory                                                                       2,637             2,935
          Accounts payable                                                                 (404)             (680)
          Accrued expenses                                                                3,003              (739)
          Other liabilities                                                                (411)              306
                                                                                       --------          --------
Net cash used in operating activities                                                   (23,271)           (2,320)
                                                                                       --------          --------
Cash flows from investing activities:
   Sale of short-term investments                                                            39              --
   Capital expenditures                                                                  (6,675)             (640)
                                                                                       --------          --------
Net cash used in investing activities                                                    (6,636)             (640)
                                                                                       --------          --------
Cash flows from financing activities:
   Restricted cash                                                                        1,463              --
   Repayment of short-term debt                                                          (5,112)           (1,788)
   Proceeds from short-term debt                                                         20,000              --
   Proceeds from issuance of common stock, net                                            3,234             1,729
   Payments on capital lease obligations                                                    (55)             --
                                                                                       --------          --------
Net cash provided by (used in) financing activities                                      19,530               (59)
                                                                                       --------          --------
 Effect of foreign currency translation                                                    (869)              274
                                                                                       --------          --------
Net decrease in cash and cash equivalents                                               (11,246)           (2,745)
Cash and cash equivalents at beginning of period                                         21,772             4,885
                                                                                       --------          --------
Cash and cash equivalents at end of period                                             $ 10,526             2,140
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

         The unaudited condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the period presented. The results for such periods are not necessarily indicative of the results to be expected for the full year. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

NOTE 2 - CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         Costs related to research and development of new software products are charged to research and development expenses as incurred. Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects substantially coincided with general release of the products and the Company had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Beginning in the fourth quarter of fiscal 2001, the Company capitalized internal development costs for second generation games for a new platform due to significant costs being incurred after technological feasibility was reached. External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. The Company capitalized approximately $5.2 million and $10.2 million of development costs during the three and six months ended September 30, 2001, respectively.

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products (which generally does not exceed 12 months) or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three and six months ended September 30, 2001, the Company amortized $0.7 million and $0.9 million of capitalized software costs, respectively.

NOTE 3 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                     March 31,     September 30,
                                                      2001            2001
                                                     -------         -------
                                                                   (unaudited)

            Accrued compensation                     $ 3,449         $ 3,528
            Accrued market development fund            1,072             759
            Accrued marketing expenses                 1,218           1,389
            Accrued restructuring charge                 796             876
            Other                                      3,991           3,235
                                                     -------         -------
          Total accrued expenses                     $10,526         $ 9,787
                                                     =======         =======

NOTE 4 - SHORT-TERM DEBT

         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with a bank. As of September 30, 2001, the credit facility allows the Company to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, bears an interest rate of the bank's Prime Rate plus 0.25% to 1.25% per annum (7.25% as of September 30, 2001), depending on the Company's tangible net worth and will expire on March 31, 2002. At September 30, 2001, the Company was in compliance with all financial covenants and the outstanding balance under this facility was less than $0.1 million.

NOTE 5 - REVENUE RECOGNITION

         Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company's goods by their customers based on the agreed upon shipping terms. The Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, the Company's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized as reported. On-line subscription revenues are prepaid monthly and deferred and recognized ratably over the period that the hosting services are provided. The Company establishes allowances for expected product returns based on historical trends, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein. The effect of SAB 101 was to include in both the fourth quarter of fiscal 2000 and the first six months of fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during the first quarter of fiscal 2001. The effect on the quarter ended September 30, 2001 was insignificant.

NOTE 6 - RESTRUCTURING

         During  fiscal  year  2001,  the  Company   recorded  $1.2  million  in
restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. In the first quarter of fiscal 2002, the Company recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from six months to twelve months. As of September 30, 2001, the Company has paid $1.3 million and has a remaining accrual of $0.9 million for anticipated costs associated with finding a sub-lessee.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                       Three Months Ended           Six Months Ended
                                                                          September 30,               September 30,
                                                                    ------------------------    ------------------------
                                                                       2000          2001          2000          2001
                                                                    ----------    ----------    ----------    ----------
                                                                            (unaudited)                (unaudited)
Net loss                                                            $  (16,733)   $   (9,693)   $  (42,995)   $  (19,223)
Shares used to compute basic net loss per share -
    Weighted-average number of common shares outstanding                37,483        48,014        37,115        47,804
                                                                    ----------    ----------    ----------    ----------
Shares used to compute diluted net loss per share                       37,483        48,014        37,115        47,804
Basic and diluted net loss per share:
    Loss before extraordinary charge and cumulative effect change   $    (0.48)   $    (0.20)   $    (1.12)   $    (0.40)
                                                                    ----------    ----------    ----------    ----------
    Extraordinary loss from early extinguishment of debt                 (0.00)        (0.00)        (0.02)        (0.00)
    Cumulative effect of accounting change                                0.03         (0.00)        (0.02)        (0.00)
                                                                    ----------    ----------    ----------    ----------
    Net loss                                                        $    (0.45)   $    (0.20)   $    (1.16)   $    (0.40)
                                                                    ==========    ==========    ==========    ==========

         Options to purchase 11,542,151 and 22,112,623 shares of common stock were excluded from the Company's dilutive net loss per share calculations at September 30, 2000 and 2001, respectively, because their effect was anti-dilutive. These anti-dilutive common stock equivalents had weighted-average exercise prices of $3.45 and $4.09 at September 30, 2000 and 2001, respectively.

         Warrants to purchase 1,725,361 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three and six months ended September 30, 2001 because their effect was anti-dilutive. These anti-dilutive common stock equivalents had weighted-average exercise prices of $7.79 at September 30, 2001.


NOTE 8 - COMPREHENSIVE INCOME

         The Company's total comprehensive losses were as follows:

                                                         Three Months Ended       Six Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2000        2001        2000        2001
                                                       --------    --------    --------    --------
                                                           (unaudited)              (unaudited)
Net loss                                               $(16,733)   $ (9,693)   $(42,995)   $(19,223)
  Change in cumulative translation adjustment              (526)        270        (869)        272
  Change in unrealized loss on marketable securities         30        --            39        --
                                                       --------    --------    --------    --------
Total comprehensive loss                               $(17,229)   $ (9,423)   $(43,825)   $(18,951)
                                                       ========    ========    ========    ========

NOTE 9 - Recent Accounting Pronouncements

         In June 1998, the Financial Accounting and Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", and SFAS 138 " Accounting for Derivitive Instruments and Hedging Activities-An Amendment of SFAS 133" has been adopted by the Company in the first quarter of fiscal 2002 and did not have a material impact on the financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 is not expected to have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on its financial statements.

         In June 2001, the Emerging Issues Task Force ("EITF") published their consensus on EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". The EITF reached a consensus that consideration from a vendor to a purchaser of a vendor's products is presumed to be a reduction to the selling prices of the vendor's products. The Company has adopted EITF Issue 00-25 in the first quarter of fiscal 2002. For the three months ended September 30, 2000 and 2001, costs of $0.9 million and $0.6 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense. During the six months ended September 30, 2000 and 2001, costs of $2.2 million and $0.8 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense.

         In August 2001, the FASB issued Statement of Financial Accounting Standard 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires, among other things, retirement obligations to be recognized when they are incurred and displayed as liabilities, with a corresponding amount capitalized as part of the related long-lived asset. The capitalized element is required to be expensed using a systematic and rational method over its useful life. SFAS 143 will be adopted by the Company in the first quarter of fiscal 2001 and is not expected to have a significant impact on the Company's financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

NOTE 10 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                Three Months Ended   Six Months Ended
                                                  September 30,       September 30,
                                                -----------------   ------------------
                                                  2000      2001      2000      2001
                                                -------   -------   -------   -------
                                                   (unaudited)        (unaudited)
Revenues:
  PlayStation 2 computer entertainment system   $   165   $ 5,081   $   165   $10,635
  PlayStation video game console                  6,779       922    11,469     3,541
  Game Boy Advance                                    0     1,636         0     4,283
  Game Boy Color                                    787       436     2,300       644
  Nintendo 64                                     9,075       675    10,266       844
  PC                                              3,115     1,140     5,346     3,144
  Other                                             298        32       357       107
                                                -------   -------   -------   -------
Total revenues                                  $20,219   $ 9,922   $29,903   $23,198
                                                =======   =======   =======   =======

         For the three months ended September 30, 2000, the Company's top three customers each accounted for 14%, 10% and 10% of revenues, respectively. For the three months ended September 30, 2001, the Company's top customer accounted for 19% of revenues. During the six months ended September 30, 2000, the Company's top two customers each accounted for 14% and 10% of revenues, respectively. For the six months ended September 30, 2001, the Company's top customer accounted for 12% of revenues.

         The Company's international sales were approximately $1.5 million and $2.5 million, or 7% and 26% of total revenues for the three months ended September 30, 2000 and 2001, respectively. During the six months ended September 30, 2000 and 2001, international sales were approximately $3.8 million and $7.2 million, or 13% and 31% of total revenues, respectively. The Company's assets are primarily located in its corporate office in the United States.

NOTE 11 - SUBSEQUENT EVENT

         On October 9, 2001 the Company sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, the Company issued 1,419,904 warrants to purchase its common stock, which were fully executable, with an exercise price of $2.27 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued 1,179,903 warrants to purchase common stock on terms equivalent with third party purchasers.


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

         Revenues consist primarily of revenues from the sale of software titles published and distributed by us and license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. Software licensing revenues are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized as reported.

         Cost of revenues-product costs consist primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo. Cost of revenues-product costs for interactive entertainment software varies significantly by platform. Cost of revenues-product costs for video game console titles is typically higher than cost of revenues for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues-product costs for personal computer titles primarily consist of the cost of the CD-ROM and packaging.

         Cost  of  revenues-royalties  and  software  development   amortization
consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors.

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

         Sales and marketing expenses consist primarily of advertising, sales commissions, sales and marketing personnel costs and other costs.

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

RESULTS OF OPERATIONS

Revenues. Revenues decreased to $9.9 million in the second quarter of fiscal 2002 from $20.2 million in the same period of the prior year. The decrease was due primarily to fewer new titles released in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. For the six months ended September 30, 2001, revenues decreased to $23.2 million from $29.9 million due primarily to fewer units sold on a similar number of new releases. Our revenues consisted primarily of sales of interactive entertainment software for the PlayStation 2 computer entertainment system, PlayStation game console, Game Boy Advance system and the personal computer.

Cost of revenues-product costs. Cost of revenues related to product costs decreased to $5.6 million in the second quarter of fiscal 2002 from $14.0 million in the same period of the prior year. This decrease was primarily due to a decrease in units sold during the fiscal 2002 period. For the six months ended September 30, 2001, cost of revenues related to product costs decreased to $12.2 million from $0.9 million due primarily to fewer units sold. This decrease in unit sales on new release was offset by sales of aging inventory at carrying value of $1.4 million and $2.4 million for the three and six-month period ended September 30, 2001, respectively. These sales were part of our strategy to reduce excess inventory related to older products.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software increased to $0.9 million in the second quarter of fiscal 2002 from $0.2 million in the same quarter of the prior year. For the six months ended September 30, 2001, cost of revenues related to the amortization of royalties and capitalized software increased to $2.1 million from $0.4 million in the same quarter of the prior year. The increase in both the quarter and six months period was primarily due to the increased second generation capitalization costs as discussed in Note 2.

Research and development. Research and development expenses decreased to $6.9 million in the second quarter of fiscal 2002 from $11.7 million in the second quarter of fiscal 2001. This decrease was primarily due to the capitalization of software development costs of $5.5 million in the second quarter of fiscal 2002, partially offset by an increase in overhead charges associated with our new headquarters. For the six months ended September 30, 2001, research and development expenses decreased to $15.0 million from $22.9 million for the same period of the prior year, primarily due to the capitalization of software development costs of $10.5 million offset by the overhead increase mentioned above. Amortization of capitalized development costs is charged to cost of revenues.

Sales and marketing. Sales and marketing expenses decreased to $2.9 million in the second quarter of fiscal 2002 from $6.7 million in the second quarter of fiscal 2001. This decrease was primarily due to decreased advertising of new products and lower sales commissions. For the six months ended September 30, 2001, sales and marketing expenses decreased to $5.5 million from $19.4 million for the same period of the prior year. This decrease was due to significantly lower print and television advertising on new products.

General and administrative. General and administrative expenses decreased to $3.4 million in the second quarter of fiscal 2002, from $3.8 million in the second quarter of fiscal 2001. The decrease was primarily due to lower personnel costs and a decrease of $0.2 million in bad debt expense. For the six months ended September 30, 2001, general and administrative decreased to $6.9 million from $7.8 million for the same period of the prior year. The decrease was primarily due to a decrease in consulting services from the prior year period combined with a decrease in bad debt expense.

Restructuring charge. During fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. In the first quarter of fiscal 2002, we recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from six months to twelve months. As of September 30, 2001, the Company has paid $1.3 million and has a remaining accrual of $0.9 million for anticipated costs associated with finding a sub-lessee.

Net interest and other income (expense). Net interest and other income (expense) increased to net income of $0.1 million in the second quarter of fiscal 2002 from a net expense of $0.3 million in the second quarter of fiscal 2001. For the six months ended September 30, 2001, net interest and other income increased to income $0.3 million in the second quarter of fiscal 2002 from a net expense of $0.2 million for the same period of the prior year. The increase in net interest and other income is primarily due to a lower average balance on the outstanding line of credit in the three and six months ended September 30, 2001 compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are unrestricted cash and cash equivalent balances, which were $2.1 million at September 30, 2001 and $4.9 million at March 31, 2001. The decrease was primarily due to the $2.3 million cash used in operating activities, $0.6 million in cash used in investing activities, $0.1 million used in financing activities offset by $0.3 million in foreign currency translation gains.

         The cash used in operations was primarily due to our net loss of $19.2 million and an increase in capitalized software costs. This was offset, in part, by collections of receivable balances and sales of aging inventory.

         The cash used in investing activities primarily consisted of purchases of furniture and fixtures for our headquarters.

         The cash used in financing activities was used to pay down our line of credit facility. This was offset by employee stock option exercises and stock purchase plan purchases.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital Corporation. The Foothill Capital Corporation credit facility allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (7.25% as of September 30, 2001) depending on our tangible net worth. The line of credit will expire on March 31, 2002. This agreement contains certain financial covenants, including the requirement that we maintain minimum liquidity of $1.5 million and maintain a certain minimum tangible net worth, which varies monthly. As of September 30, 2001, our outstanding loan balance under this facility was less than $0.1 million.

         On October 9, 2001 the Company sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction the Company also issued 1,419,904 warrants to purchase its common stock, which were fully executable, with an exercise price of $2.27 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued 1,179,903 warrants to purchase common stock on terms equivalent with third party purchasers.

         We estimate that existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the remainder of fiscal 2002. Our ability to maintain sufficient liquidity through the remainder of fiscal 2002 is particularly dependent on us achieving our projected sales forecasts in the period and on the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners, existing investors or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

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

o Significant portions of our historical revenues have been derived from a limited number of brands, so a decline in a brand's popularity may seriously harm our revenues. If one or more of our brands were to lose their current popularity, our revenues and profits could be seriously harmed;

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

o Our arrangements with retailers for published titles require us to accept returns for unsold titles or defects, or provide adjustments for markdowns. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates, and we recognize revenues net of returns. Our provision for sales returns and allowances was $8.1 million at September 30, 2001. If return rates or markdowns significantly exceed our estimates, our business could be seriously harmed. If our new products have defects, we could lose potential revenues and increase our costs;

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


         On October 9, 2001 we raised $9.75 million in equity financing. We believe that existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the remainder of fiscal 2002. Our ability to maintain sufficient liquidity through the remainder of fiscal 2002 is particularly dependent on us achieving our projected sales forecasts in the period and on the continued availability of our line of credit with Foothill Capital Corporation. If we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

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

         During the second quarter of fiscal 2002, our top customer accounted for 10% or higher our total revenues and sales to our six largest customers accounted for approximately 50% of our revenues.

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

         Our license with Sony Computer Entertainment America ("SCEA") covering the publishing of PlayStation 2 titles in the United States and Canada is scheduled to expire in March 2003, while our license with SCEA covering the publishing of PlayStation titles in the United States, Canada and Mexico is scheduled to expire in March 2005. Our license with Sony Computer Entertainment Europe ("SCEE") covering the publishing of PlayStation 2 titles throughout Europe, Australia, New Zealand, and certain countries in Africa and the Middle East, is scheduled to expire in March 2003, while our license with SCEE covering the publishing of PlayStation titles in such countries and territories is scheduled to expire in December 2005. Our license with Nintendo for the publishing of N64 titles in the Western Hemisphere is scheduled to expire in May 2004. Our license with Nintendo for the publishing of N64 titles in the principal countries of Western Europe, Australia, New Zealand, South Africa, and certain countries in Eastern Europe is scheduled to expire in November 2002. Our license with Nintendo regarding the publishing of Game Boy Color titles in the Western Hemisphere is scheduled to expire in September 2002, and our license for the principal countries of Western Europe, Australia, New Zealand, South Africa, and certain countries in Eastern Europe is scheduled to expire in January 2003. Our license with Nintendo regarding the publishing of Game Boy Advance titles in the Western Hemisphere is scheduled to expire in May 2004. If any of these licenses were terminated or not renewed on acceptable terms, we would be unable to develop and publish software for these platforms and our business would be seriously harmed.

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

         A number of software publishers have developed or are currently developing server-based Internet games for use by consumers over the Internet. In September 2001, we released Jumpgate, a massively multiplayer game played over the internet. If the Internet becomes a more popular venue for interactive software games, then we will need to both rapidly develop and release additional games for the Internet, and continue to refine our business model for Internet-based games.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at September 30, 2001:

                   Short-term investments                        Average            Cost           Fair Value
                   ----------------------                     Interest Rate    (in thousands)    (in thousands)
                                                              -------------    --------------    --------------
Fixed rate.................................................        2.31%           $6,082            $6,096

         The aggregate fair value of the our restricted cash included in our investment portfolio as of September 30, 2001, by contractual maturity date, consisted of the following:

                                                          Aggregate Fair Value
                                                             (in thousands)
                                                             --------------
Due in one year or less...............................          $5,961

         Borrowings under our line of credit are also interest rate sensitive, since the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are not currently subject to material interest rate risk.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 19, 2001, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected W.M. (Trip) Hawkins III as a director of the Company and confirmed the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 2002. The voting on each matter is set forth below.

1. Votes cast for the election of W.M (Trip) Hawkins III as a member of the Company's Board of Directors:

          Nominee                    Votes for Nominee                    Votes Withheld from Nominee
-----------------------------      -----------------------         ------------------------------------------
  W.M. (Trip) Hawkins III                43,970,726                                 104,165

2. Votes cast to confirm the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 2002:

        For                        Against                   Abstain                   Broker Non-Vote
--------------------          -------------------         --------------          ---------------------------
    43,984,833                      50,911                   39,147                          N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits have been filed with this report:

  Exhibit
  Number                              Exhibit Name
  ------                              ------------

   10.12D Fourth Amendment to the Loan and Security agreement by and among The 3DO Company (California), The 3DO Company (Delaware), 3DO Europe and certain lenders as signatories and Foothill Capital Corporation.

   10.17 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Mr. Hawkins.

   10.18 Registration Rights Agreement dated as of October 9, 2001, between the Company and Mr. Hawkins.

   10.19 Warrant to purchase 1,179,903 shares of Common Stock, dated October 9, 2001, issued by the Company to Mr. Hawkins.

   10.20 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Double V Partners International, Ltd.

   10.21       Warrant to purchase 26,506 shares of Common Stock,  dated October
               9,   2001,   issued  by  the   Company   to  Double  V   Partners
               International, Ltd.

   10.22 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Double V Partners, L.P.

   10.23 Warrant to purchase 3,495 shares of Common Stock, dated October 9, 2001, issued by the Company to Double V Partners, L.P.

   10.24 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Ermitage Selz Fund Limited.

   10.25 Warrant to purchase 66,000 shares of Common Stock, dated October 9, 2001, issued by the Company to Ermitage Selz Fund Limited.

   10.26 Stock Purchase Agreement dated as of October 9, 2001, between the Company and GAM Selection Investment Inc.

   10.27 Warrant to purchase 36,000 shares of Common Stock, dated October 9, 2001, issued by the Company to GAM Selection Investment Inc.

   10.28 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Getty Images 2001 GRAT.

   10.29 Warrant to puchase 75,000 shares of Common Stock, dated October 9, 2001, issued by the Company to Getty Images 2001 GRAT.

   10.30 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Karnak Partners L.P.

   10.31 Warrant to purchase 33,000 shares of Common Stock, dated October 9, 2001, issued by the Company to Karnak Partners L.P.

     (b) No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE 3DO COMPANY

Dated:  October 30, 2001          /s/  KATHLEEN R. MCELWEE
                                  ---------------------------------------------
                                  Kathleen R. McElwee
                                  Senior VP Finance, Chief Financial Officer
                                  (Principal Financial Officer
                                  and Principal Accounting Officer)
                                  (Duly authorized officer)