Form 10-K/A
period 2001-03-31
3DO CO
filed 2002-02-13
CIK 898441

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K/A
                                 Amendment No. 1

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

--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant on June 29, 2001, is being filed to amend the Managements Discussion and Analysis section to include additional information, to revise the revenue recognition policy in footnote 1 of the financial statements and to note throughout the document the resignation of Kathy McElwee as Chief Financial Officer. The remainder of the document remains as previously filed.

                                 THE 3DO COMPANY

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                     PART I

                                                                                                                Page
                                                                                                                ----
   Item 1.          Business                                                                                      4
   Item 2.          Properties                                                                                   18
   Item 3.          Legal Proceedings                                                                            19
   Item 4.          Submission of Matters to a Vote of Security Holders                                          19



                                     PART II


    Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                        19
    Item 6.         Selected Financial Data                                                                      19
    Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations        21
    Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                   27
    Item 8.         Consolidated Financial Statements and Supplemental Data                                      28
    Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         29


                                    PART III


   Item 10.         Executive Officers and Directors of the Registrant                                           29
   Item 11.         Executive Compensation                                                                       31
   Item 12.         Security Ownership of Certain Beneficial Owners and Management                               33
   Item 13.         Certain Relationships and Related Transactions                                               34

                                     PART IV


    Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K                            35
                    Signatures                                                                                   55

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

           Wal-Mart                                    Kmart
           Toys "R" Us                                 Babbage's
           Best Buy                                    KayBee Toys
           Target                                      Jack of all Games
           Blockbuster Entertainment                   Hollywood Video
           Electronics Boutique

         In fiscal 2001, sales to Wal-Mart and Toys "R" Us each represented more than 10% of our total software publishing revenues. In fiscal 2000, sales to Wal-Mart represented more than 10% of our total software publishing revenues. Sales to our five largest customers accounted for approximately 49% of our software publishing revenues in fiscal 2001 and 40% of our software publishing revenues in fiscal 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA


         The selected consolidated financial data as of March 31, 2001 are derived from consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent auditors, which are included elsewhere in this annual report on Form 10-K. The selected consolidated balance sheet data as of March 31, 2000 and the selected consolidated statements of operations for the years ended March 31, 2000 and 1999 are derived from consolidated financial statements, audited by KPMG LLP, which are included elsewhere in this annual report on Form 10-K. The selected consolidated balance sheet data as of March 31, 1999, 1998 and 1997 and the selected consolidated statement of opertations data as of March 31, 1998 and 1997 are derived from consolidated financial statements, audited by KPMG LLP, which are not included herein. The information below should be read in conjunction with "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K, as well as reports and documents filed by us with the Securities and Exchange Commission.


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

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, PlayStation 2 computer entertainment system, the Nintendo Game Boy Color hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

         Revenues consist primarily of revenues from the sale of software titles published and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. International software publishing revenue represented 21% of our fiscal 2001 revenues. Software licensing revenues, which represented less than 5% of our fiscal 2001 revenues, are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon cash receipt.

         Prior to fiscal year 2001, our revenue policy was to recognize revenue at the time our products were shipped to our customers. We changed our revenue recognition policy during fiscal year 2001, based on guidelines provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements". We now recognize revenue at the point products are received by our customers. We estimate that our products typically take on average, three days from the point of shipment to their arrival at our customers' site.

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

         The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts for the years ended March 31, 2001 and 2000:

                                                      Years Ended March 31,
                                                        2001        2000
                                                   -------------------------
Gross research and development expenses             $   52,522  $  34,275
Capitalized internal software development cots             518         --
Capitalized external software development cots           2,655         --
Capitalized localization costs                             429         --
                                                   -------------------------
Total capitalized development costs                      3,602         --
                                                   -------------------------
Net research and development expenses               $   48,920  $  34,275
                                                   =========================
Gross research and development expenses as
  a percentage of revenues:                                 59%        28%

         Gross research and development expenses increased to $52.5 million in fiscal 2001 from $34.3 million in fiscal 2000. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation video game console systems in addition to the current video game platforms. The Company has capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs.

         Historically, the majority of our products were developed internally and the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Further, capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. In addition, during fiscal 2001, we began to capitalize internal and external development costs of approximately $3.2 million for the second wave of games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been commercially proven in the marketplace, and we therefore capitalized the costs associated with this development until they were ready for general release. At March 31, 2001 we had $ 2.2 million of costs capitalized related to these costs.

         External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by our distributors. Where this occurred we shipped our `gold master product' to the distributor and our agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, we capitalized no costs in relation to localization as these costs were not borne by us or re-billed to us.

         From fiscal 2001, we brought the localization of many of our overseas products in-house. This localization typically consists of taking an established product , retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the USA, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result we capitalized approximately $0.4 million of external development costs related to localization, during fiscal 2001.

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

                                                          Year Ended March 31,
                                                        1999     2000      2001
                                                        ----     ----      ----
Revenues...............................................100.0 %  100.0 %   100.0%
Cost of revenues....................................... 28.7 %   36.7 %    53.9%

Gross profit........................................... 71.3 %   63.3 %    46.1%
Operating expenses:
   Research and development............................ 54.0 %   28.0 %   59.1 %
   Sales and marketing................................. 28.1 %   25.9 %   39.8 %
   General and administrative.......................... 18.5 %    9.3 %   22.3 %
   Restructuring costs.................................      -        -    1.5 %

      Total operating expenses.........................100.6 %   63.2 %  122.7 %

Operating income (loss)................................(29.3)%    0.1 %  (76.6)%
Interest expense associated with convertible debt......      -        -   (1.9)%
Interest and other income, net.........................  2.3 %    0.3 %  (11.0)%

Income (loss) before taxes.............................(27.0)%    0.4 %  (89.5)%


FISCAL 2001 COMPARED TO FISCAL 2000

Revenues. Revenues decreased to $82.8 million in fiscal 2001 from $122.2 million in fiscal 2000. This decrease was due primarily to a 52% decrease in the average selling price per unit on the PlayStation game console and a 57% decrease in the average selling price per unit on the PC platform. The PlayStation game console experienced significant price competition, which can be attributed to an excess supply of units in the retail channel during a hardware shortage. The average price decrease on the PC platform can be attributed to the sales of "value priced" games during fiscal 2001. As a result of the price competition on all platforms, we increased our reserve for returns, price protection and discounts from 15% of revenue in fiscal 2000 to 22% in fiscal 2001. Our revenues for fiscal 2001 consisted primarily of sales of interactive entertainment software for the PlayStation game console, the PlayStation 2 computer entertainment system, Game Boy Color, the Nintendo 64 and the personal computer. The following table sets consolidated platform revenue for 2000 and 2001:

                                                Year ended March 31,  Increase
                                                   2000      2001    (decrease)  %Change
                                                  ------    -------   ---------  -------
Revenues:
   PC........................................... $29,948    $11,838   $(18,110)  (60.5)%
   PlayStation game console.....................  54,719     30,275    (24,444)  (44.7)%
   PlayStation 2 computer entertainment system..      65     16,189     16,024        NM
   Nintendo 64..................................  32,402     15,275    (17,127)  (52.9)%
   GameBoy Color................................   3,885      8,753      4,868   125.3 %
   Other........................................   1,115        435       (680)  (61.0)%
                                                  ------    -------   ---------  -------
Total revenues.................................. 122,234    $82,765   $(39,469)  (32.3)%

Cost of revenues. Cost of revenues decreased slightly to $44.6 million in fiscal 2001 from $44.8 million in fiscal 2000. This small decrease was primarily due to an increase in units sold during the year offset by a shift in product mix. The amortization of capitalized software costs contributed an increase in cost of revenues of $1.3 million and $0.0 million in fiscal 2001 and 2000, respectively. Gross margin decreased to 46.1% in fiscal 2001 from 63.3% in fiscal 2000. The decrease was due to lower price points in fiscal 2001. The increase in the reserve for returns, price protection and discounts accounted for approximately 37% of the decrease in our gross margin for fiscal 2001. Additionally, gross margin significantly decreased on the PC, PlayStation game console, Nintendo 64 and Game Boy Color due to fixed production costs combined with average prices decreasing. The lower margins on these platforms were somewhat offset by the introduction of higher margin PlayStation 2 computer entertainment system games.

Research and development. Research and development expenses increased to $48.9 million in fiscal 2001 from $34.3 million in fiscal 2000. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation video game console systems in addition to the current video game platforms. The primary increase in on-going development costs related to increases in development labor of $8.1 million, external development and consulting fees of $3.3 million and overhead expenses of $2.3 million. The increase was partially offset by capitalized external development related to localization and platform translation costs after individual titles reached technical feasibility. These capitalized costs were approximately $3.6 million and $0.0 million for the years ended March 31, 2001 and 2000, respectively. Amortization of capitalized development costs is charged to cost of revenues.

Sales and marketing. Sales and marketing expenses increased to $32.9 million in fiscal 2001 from $31.7 million in fiscal 2000. This increase was primarily due to an increase in advertising for new products of $0.4 million and marketing expenses related to increased personnel of $1.6 million, offset by a decrease of $1.0 million for marketing development funds for retailers. We anticipate that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues in the future.

General and administrative. General and administrative expenses increased to $19.3 million in fiscal 2001, from $11.3 million in fiscal 2000. The increase was primarily due to an increase of $4.0 million in bad debt expense combined with an increase in administrative labor of $1.5 million and an increase in overhead expenses of $2.0 million as we continued to build the infrastructure to support the release of new titles. We expect that general and administrative expenses will decrease in the future.

Restructuring charge. During fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. We estimate that it will take approximately six months to find a suitable sub-lessee for the vacated office space. As of March 31, 2001, we have accrued $0.8 million for anticipated costs associated with finding a sub-lessee.

Net interest and other income. Net interest and other income, excluding interest expense associated with a warrant issuance and convertible debt, decreased to $0.2 million in fiscal 2001 from $0.3 million in fiscal 2000. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances. On August 16, 2000 we entered into a convertible note and warrant purchase agreement (the "Agreement") with our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend us up to $20 million through September 30, 2000. In consideration for such commitment, we issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of our common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, we estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the life of the promissory notes. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into was $6.4158. Accordingly, we recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of our common stock on August
23, 2000, multiplied by the number of common shares involved in the debt conversion.


 FISCAL 2000 COMPARED TO FISCAL 1999

Revenues. Revenues increased to $122.2 million in fiscal 2000 from $48.0 million in fiscal 1999. This increase was due primarily to an increase in the number of new titles released to 31 new titles in fiscal 2000 from 14 new titles in fiscal 1999. Our revenues consisted primarily of sales of interactive entertainment software for the Sony PlayStation, the Nintendo 64 and the personal computer. The following table sets consolidated platform revenue for 1999 and 2000:

                                                Year ended March 31,  Increase
                                                   2000      2001    (decrease)  %Change
                                                  ------    -------   ---------  -------
Revenues:                                        $26,818    $29,948   $3,130      11.7%
   PC..........................................   11,417     54,719   43,302     379.3%
   PlayStation game console....................       --        165      165         NM
   PlayStation 2 computer entertainment system.    8,593     32,402   23,809     277.1%
   Nintendo 64.................................       --      3,885    3,885         NM
   GameBoy Color...............................    1,191      1,115      (76)     (6.4)%
   Other.......................................   ------    -------   ---------  -------

Total revenues.................................  $48,019   $122,234   74,215     154.6%

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

Research and development. Research and development expenses increased to $34.3 million in fiscal 2000 from $25.9 million in fiscal 1999. This increase was primarily due to higher on-going development expenses as we continued to expand our product development efforts and began to develop products for the next generation of video game console systems in addition to the current video game platforms. The primary increase in on-going development costs related to an increases in development labor of $6.5 million and external development and consulting fees of $2.4 million.

Sales and marketing. Sales and marketing expenses increased to $31.7 million in fiscal 2000 from $13.5 million in fiscal 1999. This increase was primarily due to marketing expenses related to the increase in the number of titles released during fiscal 2000 over 1999 and the associated launch costs and advertising of the releases. Launch costs increased by $3.0 million and advertising costs increase $10.2 million while external sales commissions, primarily related to the increase in sales, increased $1.7 million and internal labor expense increased $1.3 million.

General and administrative. General and administrative expenses increased to $11.3 million in fiscal 2000, from $8.9 million in fiscal 1999. The increase was primarily due to the increase in administrative staffing of $1.5 million and overhead expenses of $1.3 million as we continued to build the infrastructure to support the release of new titles for the personal computer, Sony PlayStation, Nintendo Color Game Boy, Nintendo 64 and the next generation console platforms.

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

         The $43.5 million use of cash in operations during fiscal 2001 was driven by the net loss of $77.0 million and capitalization of $3.0 million in software development costs, partially offset by a decrease in accounts receivable of $19.9 million, a decrease in inventory of $3.2 million and a non-operating beneficial conversion charge of $9.3 million. The decrease in receivables was primarily due to the $28.3 million decline in fourth quarter fiscal 2001 sales compared to the fourth quarter of fiscal 2000. The decrease in inventory in fiscal 2001 was due to a more conservative approach to maintaining inventory of new titles for customer reorders.

         The $11.9 million use of cash in investing activities was primarily due to capital expenditures for leasehold improvements, furniture and fixtures and computer equipment for our new headquarters in Redwood City, California. We also had significant purchases of computer equipment and software expenditures to support our increased workforce.

         The $39.8 million of cash provided by financing activity during fiscal 2001 was primarily due to the sale of two promissory notes totaling $20.0 million and the sale of common stock for $20.0 million.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a $50.0 million revolving line of credit with Foothill Capital. The line of credit is secured by accounts receivable. During the third quarter of fiscal 2001, we determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit because our revenues were below expectations for sales of entertainment software during the holiday season. Accordingly, on December 1, 2000, we signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital credit facility now allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (8.75% as of March 31, 2001) depending on the our tangible net worth and will expire on March 31, 2002. Interest expense is due monthly and the loan balance is due at the expiration date of the credit agreement. This agreement contains certain financial covenants, including the requirement that we maintain tangible net worth of not less than $40.0 million.

         In August 2001, we amended our Foothill Capital line of credit to change our monthly minimum tangible net worth to be variable from a low of $27.0 million in October 2001 to a high of $67.0 million in March 2002. We are also required to maintain available borrowings and unrestricted cash and cash equivalents of at least $1.5 million at any time. In addition, Foothill Capital waived certain potential events of default in connection with security agreements for our U.K subsidiary, any material adverse change that may have happened, and the failure to meet tangible net worth requirement from February 2001 to June 2001.

         If we violate the financial or other covenants contained in the Loan and Security Agreement, dated April 6, 2000 that we entered into with Foothill Capital Corporation, and such default is not timely cured or waived by the bank, the bank could pursue its contractual remedies against us. These could include:
(1) penalty rates of interest, (2) penalty fees associated with our line of credit, (3) acceleration of our financial obligations to the bank, and/or (4) the foreclosure on any assets securing our indebtedness to the bank.

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

         During the year ended March 31, 2001, we recognized interest expense of $1.6 million associated with the issuance of warrants and $9.3 million associated with convertible debt (see Note 5 to the Consolidated Financial Statements).

         In October 2000, we sold 6,464,647 shares of common stock at the stock's closing price on October 31, 2000 of $3.09375 per share. As part of the transaction we also issued warrants to purchase 1,292,929 shares of common stock with an exercise price of $3.7125 per share. Mr. Hawkins purchased 4,848,485 of these shares and was issued 969,697 of the warrants on terms equivalent with Michael Marks, the third party purchaser.

         We believe that our existing sources of liquidity and anticipated funds from operations should satisfy our projected working capital requirements through the remainder of fiscal 2002 and for the foreseeable future. Our ability to maintain sufficient liquidity throughout such period is dependent on us successfully achieving our product release schedules and attaining our forecast sales objectives during such periods, and on the continued availability of an accounts receivable line of credit with a financial institution. If we are unable to achieve our projected sales forecasts or if we should lose the availability of an accounts receivable credit line, we may need to raise additional capital. If it is determined that we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.


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


                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information for our executive officers and directors as of March 31, 2001.


Name                                    Age                            Position
----                                    ---                            --------
W. M. (Trip) Hawkins III.............    47  Chairman of the Board and Chief Executive Officer
James Alan Cook......................    52  Executive Vice President, General Counsel & Secretary
Stephen E. Fowler....................    42  Executive Vice President, 3DO & President, 3DO Europe Ltd.
Richard J. Hicks, III................    40  Executive Vice President, Product Development
David J. Klein.......................    45  Sr. Vice President, Sales
Kathleen McElwee*....................    46  Sr. Vice President, Finance & Chief Financial Officer
Paul D. Patterson....................    48  Managing Director, 3DO Europe Ltd.
William A. Hall......................    69  Director
Charles Hirschhorn...................    43  Director
H. William Jesse, Jr.................    49  Director
Dominic Wheatley.....................    41  Chairman of the Board, 3DO Europe Ltd.

* Kathleen McElwee resigned from the Company effective January, 2002.

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

Kathleen McElwee joined 3DO in July 2000 as Senior Vice President of Finance and Chief Financial Officer. Formerly she was CFO at Lightspan, Inc., a developer of educational software, from January 1999 to July 2000. She was with Galoob Toys, a developer and marketer of toys, from November 1995 to January 1999, where she was promoted to CFO from her position as Vice President of Planning and Analysis. Ms. McElwee has held management positions at IBM, Dun & Bradstreet, and Canteen Corporation. Ms. McElwee resigned from the Company effective January, 2002.

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

                                                          Annual
                                                          ------
                                                       Compensation
                                                       ------------
                                                                                       Long-Term
                                                  Fiscal                             Compensation          All Other
Name and Principal Position                        Year       Salary      Bonus      Options/SARs #      Compensation(1)
---------------------------                        ----       ------      -----      --------------      ------------
Trip Hawkins.....................................  2001      $250,076        -0-         2,925,000              $660
   Chairman and Chief                              2000      $295,000        -0-           500,000              $660
   Executive Officer                               1999      $295,792        -0-           440,000              $660
James Alan Cook..................................  2001      $311,346        -0-           280,000              $660
   Executive Vice President,                       2000      $297,308    $15,000            25,000       $509,098(2)
   General Counsel, and Secretary                  1999      $289,954        -0-            40,000              $660
Stephen E. Fowler................................  2001      $299,932        -0-           300,000         $2,329(3)
   Executive Vice President, 3DO &                 2000      $222,577    $35,400            75,000       $654,812(4)
   President, 3DO Europe, Ltd.                     1999      $212,023        -0-            60,000         $9,085(5)
Richard J. Hicks III.............................  2001      $278,782        -0-           300,000              $660
   Senior Vice President,                          2000      $214,615    $30,000            50,000              $565
   Product Development                             1999      $180,262        -0-           120,000        $10,498(6)
Kathleen McElwee*................................  2001      $142,406        -0-           360,000        $45,502(7)
   Senior Vice President, Finance &
    Chief Financial Officer

* Kathleen McElwee resigned from the Company in January, 2002.



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

                                                     Individual Grants

                                             % of Total
                                               Options                            Potential Realizable Value
                                  Number of    Granted                               At Assumed Annual Rates
                                 Securities      to                                of Stock Price Appreciation
                                 Underlying  Employees                                  For Option Term(3)
                                  Options    in Fiscal   Exercise   Expiration          ---------------
         Name                    Granted(1)   Year(2)     Price       Date              5%            10%
         ----                     --------   ---------   --------   ----------          ---           ----
         Cook, James Alan......    200,000       1.73%     $6.94      8/16/10   $  872,591.29    $2,211,317.66
                                    80,000        .69%     $1.78      3/23/11   $   89,620.00    $  227,114.67
                                  --------      -----                           -------------    -------------
               Total...........    280,000       2.42%                          $  962,211.29    $2,438,432.33
                                  ========      =====                           =============    =============

         Fowler, Stephen E.....    200,000       1.73%     $6.94      8/16/10   $  872,591.29    $2,211,317.66
                                   100,000        .86%     $1.78      3/23/11   $  112,025.00    $  283,893.35
                                  --------      -----                           -------------    -------------
               Total...........    300,000       2.59%                          $  984,616.29    $2,495,211.01
                                  ========      =====                           =============    =============

         Hawkins, Trip.........  2,925,000      25.28%     $1.53      12/5/10   $2,816,852.05    $7,138,456.15
                                  --------      -----                           -------------    -------------
               Total...........  2,925,000      25.28%                          $2,816,852.05    $7,138,456.15
                                  ========      =====                           =============    =============

         Hicks III, Richard J..    200,000       1.73%     $6.94      8/16/10   $  872,591.30    $2,211,317.66
                                   100,000        .86%     $1.78      3/23/11   $  112,025.00    $  283,893.35
                                  --------      -----                           -------------    -------------
               Total...........    300,000       2.59%                          $  984,616.30    $2,495,211.01
                                  ========      =====                           =============    =============

         McElwee, Kathleen*        280,000       2.42%     $6.94      8/16/10   $1,221,627.81    $3,095,844.73
                                    80,000        .69%     $1.78      3/23/11   $   89,620.00    $  227,114.67
                                  --------      -----                           -------------    -------------
               Total...........    360,000       3.11%                          $1,311,247.81    $3,322,959.40
                                  ========      =====                           =============    =============

* Kathleen McElwee resigned from the Company effective January, 2002.

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


                          FISCAL YEAR-END OPTION VALUES

         None of the Named Officers exercised options to purchase common stock during the fiscal 2001. The following table shows the number and values of unexercised in-the-money options held by the Named Officers:

                                      Number of Securities             Value Of Unexercised
                                Underlying Unexercised Options          In-The-Money Shares
                                       At March 31, 2001                 At March 31, 2001
                                       -----------------                 -----------------
 Name                              Exercisable  Unexercisable        Exercisable   Unexercisable
 ----                              -----------  -------------       ----------------------------
Cook, James Alan.............        676,835       422,165          $      0.00    $   17,496.00
Fowler, Stephen E............        234,166       442,834                 0.00        21,870.00
Hawkins, Trip................      2,693,001     2,931,999           342,736.87     1,028,210.62
Hicks III, Richard J.........        197,084       457,916                 0.00        21,870.00
McElwee, Kathleen R*.........              0       360,000                 0.00        17,496.00
                                   ---------    ----------          -----------    -------------
    Total....................      3,801,086     4,614,914          $342,736.87    $1,106,942.62
                                   =========    ==========          ===========    =============

* Kathleen McElwee resigned from the Company in January, 2002.


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


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2001, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the table above, the address of each of the individuals listed in the table is 100 Cardinal Way, Redwood City, California 94063.
(2) Includes 2,853,501 shares subject to an option and 1,402,429 shares subject to warrants exercisable within 60 days of March 31, 2001.
(3) Includes 107,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(4) Includes 102,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(5) Includes 12,500 shares subject to an option exercisable within 60 days of March 31, 2001.
(6) Includes 696,832 shares subject to an option exercisable within 60 days of March 31, 2001.
(7) Includes 247,000 shares subject to an option exercisable within 60 days of March 31, 2001.
(8) Includes 208,916 shares subject to an option exercisable within 60 days of March 31, 2001.
(9) Includes 0 shares subject to an option exercisable within 60 days of March 31, 2001. Ms. McElwee resigned from the Company in January, 2002.
(10) Includes shares held beneficially by executive officers and directors as shown in the foregoing table and 4,350,416 shares subject to options exercisable within 60 days of March 31, 2001.


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

    10.12A -  First  Amendment  to Loan and  Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO Europe, certain lenders as signatories and Foothill Capital Corporation. (8)
    10.12B -  Second Amendment to Loan and Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO Europe, certain lenders as signatories and Foothill Capital Corporation. (8)
    10.12C -  Third Amendment to Loan and Security Agreement by and among
              The 3DO Company (California), The 3DO Company (Delaware),
              3DO  Europe,  certain  lenders as  signatories  and Foothill
              Capital   Corporation. (8)
    10.13 - Lease between Seaport Plaza Associates, LLC and the Registrant for office space at 100 Cardinal Way, Redwood City, California, dated July 12, 1999. (8)
    16.01  -  Letter of KPMG LLP regarding change in certifying accountant (7).
    21.01  -  List  of  Subsidiaries  of  the Registrant. (8)
    23.01  -  Consent of PricewaterhouseCoopers LLP.
    23.02  -  Consent of KPMG LLP.

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

(8) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Statement on Form 10-K No.000-21336.


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

                       THE 3DO COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                                   Years Ended March 31,
                                                                                                   ---------------------
                                                                                             1999           2000           2001
                                                                                             ----           ----           ----
Cash flows from operating activities:
   Net income (loss)..................................................................     $(13,167)     $    205       $(77,034)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization.................................................        2,973         2,596          4,481
        Loss on disposal of property and equipment....................................            -             -            234
        Amortization of warrant issuance..............................................            -             -          1,557
        Non-cash charge for conversion of accrued interest into common stock                      -             -            116
        Non-cash interest charge associated with beneficial conversion  feature
           from issuance of convertible debt..........................................            -             -          9,309
        Changes in operating assets and liabilities:
           Accounts receivable, net...................................................      (20,561)      (30,983)        19,926
           Prepaid and other assets...................................................         (232)       (1,515)        (3,907)
           Inventory..................................................................         (446)       (6,733)         3,184
           Accounts payable...........................................................        1,364            95          1,395
           Accrued expenses...........................................................        4,058         5,696         (1,697)
           Other liabilities..........................................................       (1,255)           27         (1,248)
           Deferred revenue...........................................................          133          (280)           156
                                                                                           --------      --------       --------


        Net cash used in operating activities.........................................      (27,133)      (30,892)       (43,528)
                                                                                           --------      --------       --------
Cash flows from investing activities:
           Sale of short-term investments.............................................        6,814        11,554             39
           Capital expenditures.......................................................       (2,507)       (4,517)       (11,914)
                                                                                           --------      --------       --------


           Net cash provided by (used in) investing activities........................        4,307         7,037        (11,875)
                                                                                           --------      --------       --------
Cash flows from financing activities:
            Restricted cash...........................................................            -        (8,240)         2,279
            Proceeds from debt........................................................        9,505             -         19,958
            Repayment of debt.........................................................            -          (926)        (6,780)
            Proceeds from secondary offering, net.....................................            -        46,436              -
            Repurchase of 3DO shares..................................................       (2,375)            -              -
            Proceeds from issuance of common stock from stock plans, net..............        2,044         6,147          4,505
            Proceeds from issuance of other common stock, net.........................            -             -         19,982
            Payments on capital lease obligations.....................................         (301)            -           (114)
                                                                                           --------      --------       --------

            Net cash provided by financing activities.................................        8,873        43,417         39,830
                                                                                           --------      --------       --------
Effect of foreign currency translation................................................            -           (46)        (1,314)

Net increase (decrease) in cash and cash equivalents..................................      (13,953)       19,516        (16,887)

Cash and cash equivalents at beginning of year........................................       16,209         2,256         21,772
                                                                                           --------      --------       --------

Cash and cash equivalents at end of year..............................................     $  2,256      $ 21,772       $  4,885
                                                                                           ========      ========       ========
Supplemental disclosures of cash flow information:
   Cash paid during the year
            Interest..................................................................     $     20      $  1,031       $    929
                                                                                           ========      ========       ========
            Taxes.....................................................................     $      6      $     19       $     89
                                                                                           ========      ========       ========
Supplemental disclosures of non-cash financing activities:
            Issuance of common stock for convertible notes payable                         $      -      $      -       $ 19,958
            Unrealized gain (loss) on investments                                          $     35      $    (41)      $     39
            Unrealized loss on foreign currency translation                                $      -      $    (46)      $ (1,314)

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

Capitalization of Developed Software Costs for External Use

         The Company has capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86
"Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed". Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with the general release of the products and the Company has not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During fiscal 2001, the Company incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for a specific platform. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, the Company considered the games to have achieved technological feasibility as the engines had been commercially proven in the marketplace.

         External development costs are capitalized upon technological feasibility being established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by the Company's distributors. Where this occurred the Company shipped a product master to the distributor and the Company's agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, the Company capitalized no costs in relation to localization as these costs were not borne by the Company or re-billed to the Company.

         During fiscal year 2001, the Company began incurring development costs for development of localized products. This localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the
Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant
overseas   territory.   During  fiscal  year  2001,   the  Company   capitalized
approximately   $0.4   million  of  external   development   costs   related  to
localization.

         The  table  below  sets  forth  capitalized   internal,   external  and
localization software development costs for the year ended March 31, 2001:


Capitalized internal software development cots                 $    518
Capitalized external software development cots                    2,655
Capitalized localization costs                                      429
                                                              ------------
Total capitalized development costs                               3,602
less amortization                                                (1,304)
                                                              ------------
Capitalized software costs at March 31, 2001                   $  2,298
                                                              ============

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the year ended March 31, 2001, the Company amortized $1.3 million of capitalized software development costs.

         When events or circumstances indicate the carrying value of internal software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or its fair value, if any, less direct selling costs. To date, no impairment charges have been recorded against the cost of internal use software.

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

Revenue Recognition

         The Company recognizes revenue in accordance with SOP 97-2 "Software Revenue Recognition". Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company's goods by their customers based on the agreed upon shipping terms. The Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned. Revenue from the Company's on-line service was recognized monthly based on usage. The Company establishes allowances for expected product returns based on historical trends, in accordance with SFAS No.48, " Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to the Company's adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by the Company was recognized at the time of shipment. The effect of SAB 101 was to include in both fiscal 2000 and fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The impact of SAB 101 did not have a significant effect in fiscal 1999. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during fiscal 2001.

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
                                                                                               ==========    =========   ==========

         Options to purchase  11,421,526,  4,552,300  and  21,868,656  shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations in fiscal 1999, 2000 and 2001, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $3.24, $10.29 and $4.22 in fiscal 1999, 2000 and 2001, respectively.

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

NOTE 7.  COMMON STOCK

         On October 31, 2000 the Company sold 6,464,647 shares of Common Stock at the stock's closing price that day of $3.09375 per share. As part of the transaction the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 4,848,485 of these shares and was issued 969,697 warrants on terms equivalent to a third party purchaser.

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

                                      -53-

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

                           THE 3DO COMPANY
                           a Delaware Corporation



                           By:_____________________________
Date: February 13, 2002       William M. Hawkins III
                              Chief Ecxecutive Officer, Chairman of the Board
                              Principal Financial Officer and Accounting Officer
                              (Duly Authorized Officer)




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

         Signature                            Title                                       Date
         ---------                            -----                                       ----

  William M. Hawkins, III   Chairman of the Board of Directors and
                            (Principal Financial Officer and Accounting Officer)    February 13, 2002

      William A. Hall       Director                                                February 13, 2002


   H. William Jesse, Jr.    Director                                                February 13, 2002



INDEX TO EXHIBITS*


  Exhibit
  Number                           Exhibit Name
  ------                           ------------
   23.01   Consent of PricewaterhouseCoopers LLP.
   23.02   Consent of KPMG LLP.


-----------

     * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.