Form 10-Q/A
period 2001-09-30
3DO CO
filed 2002-02-13
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1


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

                                INTRODUCTORY NOTE

         This Amendment No. 1 to the Registrant's Annual Report on Form 10-Q, as filed by the Registrant on October 30, 2001, is being filed to amend the Managements Discussion and Analysis section to include additional information, and to revise the revenue recognition policy in footnote 5 of the financial statements. The original exhibits are also attached to correct the number of shares in the first paragraph of exhibit 10.17 and to clarify the stockholder agreements and warrant agreements as they appear within the Edgar system. The remainder of the document remains as previously filed.

                                                           THE 3DO COMPANY

                                                              FORM 10-Q

                                              FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                INDEX

PART I            FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                             -----
Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2001 and September 30, 2001                                4

                  Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2000         5
                  and 2001

                  Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 2001          6

                  Notes to Condensed Consolidated Financial Statements                                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        11

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                                    23

PART II           OTHER INFORMATION


Item 1.           Legal Proceedings                                                                                            24

Item 4.           Submission of Matters to a Vote of Security Holders                                                          24

Item 6.           Exhibits and Reports on Form 8-K                                                                             24

Signature                                                                                                                      24


                                                                 3

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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                              September 30,
                                                           --------------------
                                                              2000       2001
                                                           --------    --------
Cash flows from operating activities:
   Net loss                                                $(42,995)   $(19,223)
      Adjustments  to  reconcile  net  loss  to  net
      cash  used  in  operating activities:
        Depreciation and amortization                         2,842       4,344
        Provision for bad debts, discounts and returns       (4,508)     (1,649)
        Deferred revenue                                        159         155
        Amortization of warrant issuance                      1,557        --
        Changes in operating assets and liabilities:
          Accounts receivable                                24,383      21,830
          Prepaid and other assets                           (8,760)        644
          Capitalized software costs                           (774)    (10,243)
          Inventory                                           2,637       2,935
          Accounts payable                                     (404)       (680)
          Accrued expenses                                    3,003        (739)
          Other liabilities                                    (411)        306
                                                           --------    --------
Net cash used in operating activities                       (23,271)     (2,320)
                                                           --------    --------
Cash flows from investing activities:
   Sale of short-term investments                                39        --
   Capital expenditures                                      (6,675)       (640)
                                                           --------    --------
Net cash used in investing activities                        (6,636)       (640)
                                                           --------    --------
Cash flows from financing activities:
   Restricted cash                                            1,463        --
   Repayment of short-term debt                              (5,112)     (1,788)
   Proceeds from short-term debt                             20,000        --
   Proceeds from issuance of common stock, net                3,234       1,729
   Payments on capital lease obligations                        (55)       --
                                                           --------    --------
Net cash provided by (used in) financing activities          19,530         (59)
                                                           --------    --------

 Effect of foreign currency translation                        (869)        274
                                                           --------    --------

Net decrease in cash and cash equivalents                   (11,246)     (2,745)

Cash and cash equivalents at beginning of period             21,772       4,885
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 10,526       2,140
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

         During fiscal year 2001, the Company began incurring development costs for development of localized products. This localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During the three months ended September 30, 2000 and 2001, the Company capitalized approximately $0.2 million and $0.1 million of external development costs related to localization. During the six months ended September 30, 2000 and 2001, the Company capitalized approximately $0.2 million and $0.1 million of external development costs related to localization.

         The  table  below  sets forth the  changes  in   capitalized  internal,
external and localization software development costs for the three and six months ended September 30, 2000 and 2001:

                                                    Three Months Ended      Six Months Ended
                                                      September 30,           September 30,
                                                      -------------           -------------
                                                   2000            2001     2000        2001
                                                   ----            ----     ----        ----
                                                        (unaudited)            (unaudited)
Capitalized internal software development costs   $   --      $  4,473    $   --      $  7,589
Capitalized external software development costs      1,001         692       1,001       2,535
Capitalized localization costs                         211          65         211         119
                                                  --------    --------    --------    --------
Total capitalized development costs                  1,212       5,230       1,212      10,243
                                                  --------    --------    --------    --------
Less amortization                                       (8)       (709)         (8)     (1,555)
                                                  --------    --------    --------    --------
Net change in capitalized software costs          $  1,204    $  4,521    $  1,204    $  8,688
                                                  --------    --------    --------    --------


         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended September 30, 2000 and 2001, the Company amortized approximately $8,000 and $0.7 million of capitalized software development costs. During the six months ended September 30, 2000 and 2001, the Company amortized approximately $8,000 and $1.6 million of capitalized software development costs.

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

NOTE 3 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                               March 31,        September 30,
                                                 2001               2001
                                            --------------    -----------------
                                                                (unaudited)

       Accrued compensation                      $  3,449              $ 3,528
       Accrued market development fund              1,072                  759
       Accrued marketing expenses                   1,218                1,389
       Accrued restructuring charge                   796                  876
       Other                                        3,991                3,235
                                            --------------    -----------------
     Total accrued expenses                      $ 10,526              $ 9,787
                                            ==============    =================

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

NOTE 8 - COMPREHENSIVE INCOME

         The Company's total comprehensive losses were as follows:

                                                                     Three Months Ended                 Six Months Ended
                                                                       September 30,                     September 30,
                                                               -------------------------------   -------------------------------
                                                                    2000            2001              2000            2001
                                                               ---------------  --------------   ---------------  --------------
                                                               (unaudited)                       (unaudited)
Net loss                                                            $ (16,733)       $ (9,693)        $ (42,995)      $ (19,223)
  Change in cumulative translation adjustment                            (526)            270              (869)            272
  Change in unrealized loss on marketable securities                       30             --                 39             --
                                                               ---------------  --------------   ---------------  --------------
Total comprehensive loss                                             $(17,229)       $ (9,423)        $ (43,825)      $ (18,951)
                                                               ===============  ==============   ===============  ==============


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

NOTE 10 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                              Three Months Ended                 Six Months Ended
                                                                September 30,                      September 30,
                                                        -------------------------------   ----------------  --------------
                                                             2000            2001              2000             2001
                                                        ---------------  --------------   ----------------  --------------
                                                          (unaudited)                       (unaudited)
    Revenues:
      PlayStation 2 computer entertainment system              $   165        $  5,081            $   165        $ 10,635
      PlayStation video game console                             6,779             922             11,469           3,541
      Game Boy Advance                                               0           1,636                  0           4,283
      Game Boy Color                                               787             436              2,300             644
      Nintendo 64                                                9,075             675             10,266             844
      PC                                                         3,115           1,140              5,346           3,144
      Other                                                        298              32                357             107
                                                        ---------------  --------------   ----------------  --------------
    Total revenues                                            $ 20,219        $  9,922           $ 29,903        $ 23,198
                                                        ===============  ==============   ================  ==============

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


         Revenues consist primarily of revenues from the sale of software titles published and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. International software publishing revenue represented 26% and 31% of our second quarter and six months ended September 30, 2001 revenues, respectively. Software licensing revenues, which represented less than 5% of our second quarter and six months ended September 30, 2001 revenues, are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized as reported.


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

         Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three and six months ended September 30, 2001, we amortized $0.7 and $1.6 million of capitalized software development costs, respectively.

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

         The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts for the three and six month periods ended September 30, 2001 and 2000:


                                                                     Three Months Ended      Six Months Ended
                                                                       September 30,          September 30,
                                                                       -------------          -------------
                                                                      2000        2001       2000       2001
                                                                      ----        ----       ----       ----
                                                                         (unaudited)           (unaudited)
Gross research and development expenses                              $12,869    $12,096    $    --    $25,222

Capitalized internal software development costs                           --      4,473         --      7,589
Capitalized external software development costs                        1,001        692      1,001      2,535
Capitalized localization costs                                           211         65        211        119
                                                                     -------    -------    -------    -------
Total capitalized development costs                                    1,212      5,230      1,212     10,243
                                                                     -------    -------    -------    -------
Net research and development expenses                                $11,657    $ 6,866    $22,872    $14,979
                                                                     -------    -------    -------    -------

Gross research and development expenses as a percentage of
revenues:                                                                 64%       122%        81%       109%

         Gross research and development expenses decreased to $12.1 million in the three months ended September 30, 2001 from $12.8 million in the same period of the prior year . This decrease was primarily due to a reduction of personnel costs resulting from our reduction in force in February, 2001, offset partially by an increase of $0.7 million in overhead associated with our new headquarters in Redwood City, California. Gross research and development expenses increased to $25.2 million in the six months ended September 30, 2001 from $24.1 million in the same period of the prior year. This increase was primarily due to an increase of $1.5 million in overhead associated with our new headquarters, offset partially by lower personnel costs. The Company has capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs.

         Historically, the majority of our products were developed internally and the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Further, capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. In addition, during the three and six months ended September 30, 2001, we increased our capitalized internal and external development expenditures by approximately $5.2 million and $10.1 million, respectively, for the second wave of games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been commercially proven in the marketplace, and we therefore capitalized the costs associated with this development until they were ready for general release. At September 30, 2001, we had $ 10.8 million of costs capitalized related to these costs.

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

         From fiscal 2001, we brought the localization of many of our overseas products in-house. This localization typically consists of taking an established product , retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the USA, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result we capitalized approximately $0.1 million of external development costs related to localization, during both the three and six months periods ended September 30, 2001.


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

RESULTS OF OPERATIONS


Revenues. Revenues decreased to $9.9 million in the second quarter of fiscal 2002 from $20.2 million in the same period of the prior year. The decrease was due primarily to a lower unit sales per title on the seven new titles released in the second quarter of fiscal 2002 when compared to the ten titles released during the second quarter of fiscal 2001. For the six months ended September 30, 2001, revenues decreased to $23.2 million from $29.9 million due primarily to fewer units sold on a similar number of new releases and a decrease in the average selling price of 25%. The average selling price decrease was most significant on our personnel computer and PlayStation game console due to the sale of 2.4 million of inventory at carrying value. Our revenues consisted primarily of sales of interactive entertainment software for the PlayStation 2 computer entertainment system, PlayStation game console, Game Boy Advance system and the personal computer.


                                      Three Months Ended                                Six Months Ended
                                      ------------------                                ----------------
                                        September 30,                                    September 30,
                                        -------------                                    -------------
                                      2000          2001     Increase      %         2000            2001       Increase      %
                                      ----          ----     --------      -         ----            ----       --------      -
                                            Unaudited       (Decrease)  Change            Unaudited           (Decrease)  Change
                                            ---------       ----------  ------            ---------           ----------  ------
Revenues:
PlayStation 2 computer entertainment    $ 165    $ 5,081    $  4,196        NM        $ 165       $ 10,635     $10,470        NM
 system
PlayStation video game console          6,779        922      (5,857)    (86)%       11,469          3,541      (7,928)    (69)%
Game Boy Advance                            0      1,636       1,636       N/A            0          4,283       4,283       N/A
Game Boy Color                            787        436        (351)    (45)%        2,300            644      (1,656)    (72)%
Nintendo 64                             9,075        675      (8,400)    (93)%       10,266            844      (9,422)    (92)%
PC                                      3,115      1,140      (1,975)    (63)%        5,346          3,144      (2,202)    (41)%
Other                                     298         32        (266)    (89)%          357            107        (250)    (70)%

                                     ---------  --------- -----------              ---------    ----------- -----------

Total revenues                       $ 20,219    $ 9,922    $(10,297)    (51)%      $29,903       $ 23,198     $(6,705)    (22)%

                                     ---------  --------- -----------              ---------    ----------- -----------



Cost of revenues-product costs. Cost of revenues related to product costs decreased to $5.6 million in the second quarter of fiscal 2002 from $14.0 million in the same period of the prior year. This decrease was primarily due to a 42% decrease in units sold during the fiscal 2002 period. Cost of revenues as a percentage of revenues decreased to 56% in the second quarter of fiscal 2002 from 69% in the same period of the prior year. This decrease was primarily due product mix shift from Nintendo 64 to Playstation2 computer entertainment system, which has a higher average selling price. For the six months ended September 30, 2001, cost of revenues related to product costs decreased to $12.2 million from $19.2 million due primarily to fewer units sold and a shift in product mix. Cost of revenues as a percentage of revenues decreased to 53% in six months ended September 30, 2002 from 64% in the same period of the prior year. This decrease was primarily due to a product mix shift from Nintendo 64 to Playstation2 computer entertainment system, which has a higher gross margin. This decrease in unit sales on new release was offset by sales of aging inventory at carrying value of $1.4 million and $2.4 million for the three and six-month period ended September 30, 2001, respectively. These sales were part of our strategy to reduce excess inventory related to older products.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software increased to $0.9 million in the second quarter of fiscal 2002 from $0.2 million in the same quarter of the prior year. For the six months ended September 30, 2001, cost of revenues related to the amortization of royalties and capitalized software increased to $2.1 million from $0.4 million in the same quarter of the prior year. Increases of $0.7 million and $0.9 million for the quarter and six month period, respectively, were due to the amortization of second generation capitalization costs as discussed in Note 2.


Research and development. Research and development expenses decreased to $6.9 million in the second quarter of fiscal 2002 from $11.7 million in the second quarter of fiscal 2001. This decrease was primarily due to the capitalization of software development costs of $5.5 million in the second quarter of fiscal 2002, partially offset by a $0.7 million increase in overhead charges associated with our new headquarters. For the six months ended September 30, 2001, research and development expenses decreased to $15.0 million from $22.9 million for the same period of the prior year, primarily due to the capitalization of software development costs of $10.2 million offset by an increase in overhead of $1.5 million. Amortization of capitalized development costs is charged to cost of revenues.

Sales and marketing. Sales and marketing expenses decreased to $2.9 million in the second quarter of fiscal 2002 from $6.7 million in the second quarter of fiscal 2001. This decrease was primarily due to a $2.6 million decrease in advertising of new products and $0.2 million decrease in sales commissions. For the six months ended September 30, 2001, sales and marketing expenses decreased to $5.5 million from $19.4 million for the same period of the prior year. This decrease was due to a $11.7 million decrease print and television advertising on new products and a $1.0 million decrease in corporate communications.

General and administrative. General and administrative expenses decreased to $3.4 million in the second quarter of fiscal 2002, from $3.8 million in the second quarter of fiscal 2001. The decrease was primarily due to a $0.3 million decrease in personnel costs and a decrease of $0.2 million in bad debt expense. For the six months ended September 30, 2001, general and administrative decreased to $6.9 million from $7.8 million for the same period of the prior year. The decrease was primarily due to a decrease of $0.6 million in consulting services from the prior year period combined with a decrease of $0.3million in bad debt expense.


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


         The $2.3 million in cash used in operations was primarily due to our net loss of $19.2 million and an increase in capitalized software costs of $10.2 million . This was offset, in part, by collections of receivable balances of $21.8 million and sales of $2.4 million aging inventory.

         The $0.6 million cash used in investing activities primarily consisted of purchases of furniture and fixtures for our headquarters.

         The $0.1 million cash used in financing activities was used to pay down our line of credit facility of $1.8 million. This was offset by employee stock option exercises and stock purchase plan purchases of $1.7 million.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital Corporation. The line of credit is secured by accounts receivable. During the third quarter of fiscal 2001, we determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit because our revenues were below expectations for sales of entertainment software during the holiday season. Accordingly, on December 1, 2000, we signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital Corporation credit facility now allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (7.25% as of September 30, 2001) depending on our tangible net worth. The line of credit will expire on March 31, 2002. This agreement contains certain financial covenants, including the requirement that we maintain minimum liquidity of $1.5 million and maintain a certain minimum tangible net worth, which varies monthly. As of September 30, 2001, our outstanding loan balance under this facility was less than $0.1 million.

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


         We estimate that our existing sources of liquidity, forecasted funds from operations and the funds provided by anticipated capital activity will satisfy our projected working capital requirements through the remainder of fiscal 2002. Our ability to maintain sufficient liquidity through the remainder of fiscal 2002 is particularly dependent on us successfully achieving our product release schedules and attaining our sales forecast objectives during such periods and on the availability of an accounts receivable line of credit with a financial institution.

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

     Short-term investments       Average            Cost           Fair Value
     ----------------------       -------            ----           ----------
                               Interest Rate    (in thousands)    (in thousands)
                               -------------    --------------    --------------

Fixed rate................          2.31%             $6,082          $6,096

         The aggregate fair value of the our restricted cash included in our investment portfolio as of September 30, 2001, by contractual maturity date, consisted of the following:

                                                           Aggregate Fair Value
                                                           --------------------
                                                              (in thousands)
                                                              --------------

Due in one year or less.................................          $5,961

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

1. Votes cast for the election of W.M. (Trip) Hawkins III as a member of the Company's Board of Directors:

          Nominee            Votes for Nominee      Votes Withheld from Nominee
-------------------------- ---------------------  ------------------------------

  W.M. (Trip) Hawkins III        43,970,726                   104,165


2. Votes cast to confirm the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 2002:

        For            Against           Abstain           Broker Non-Vote
----------------  -----------------   --------------   ------------------------

    43,984,833          50,911           39,147                 N/A




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

10.25 Warrant to purchase 66,000 shares of Common Stock, dated October 9, 2001, issued by the Company to Ermitage Selz Fund Limited.

10.26    Stock  Purchase  Agreement  dated as of October 9,  2001,  between  the
         Company and GAM  Selection  Investment  Inc.

10.27 Warrant to purchase 36,000 shares of Common Stock, dated October 9, 2001, issued by the Company to GAM Selection Investment Inc.

10.28 Stock Purchase Agreement dated as of October 9, 2001, between the Company and Getty Images 2001 GRAT.

10.29 Warrant to purchase 75,000 shares of Common Stock, dated October 9, 2001, issued by the Company to Getty Images 2001 GRAT.

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

                                           THE 3DO COMPANY


Dated:  February 13, 2002                  /s/
                                           -------------------------------------
                                                William M. Hawkins III
                                                Chief Ecxecutive Officer,
                                                Chairman of the Board
                                                Principal Financial Officer and
                                                Accounting Officer
                                                (Duly Authorized Officer)