Form 10-Q
period 2001-12-31
3DO CO
filed 2002-02-14
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2002, the number of outstanding shares of the registrants' common stock was 53,091,066.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

PART I       FINANCIAL INFORMATION                                          PAGE
                                                                            ----
Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 2001
             and December 31, 2001                                            3

             Condensed Consolidated Statements of Operations for the
             three and nine months ended December 31, 2000  and 2001          4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended December 31, 2000 and 2001                 5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       31

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                               31

Item 6.      Exhibits and Reports on Form 8-K                                31

Signature                                                                    32

Part I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                                            THE 3DO COMPANY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands)

                                                                                 March 31,  December 31,
                                                                                   2001        2001
                                                                                ---------    ---------
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   4,885    $  13,709
   Accounts receivable, net of allowances of $12,143 and $9,010, respectively      31,834       13,148
   Inventory                                                                        4,423        1,541
   Prepaid and other current assets, net                                            3,283        2,428
   Capitalized software costs, net                                                  2,298        5,213
                                                                                ---------    ---------
Total current assets                                                               46,723       36,039

Property and equipment, net                                                        13,337        8,007
Restricted cash                                                                     5,961        5,961
Deposits and other assets                                                             611          492
                                                                                ---------    ---------
Total assets                                                                    $  66,632    $  50,499
                                                                                =========    =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   3,349    $     413
   Accrued expenses                                                                10,526       18,187
   Deferred revenue                                                                   361          551
   Short-term debt                                                                  1,800           12
   Warrants payable                                                                  --          3,000
   Other current liabilities                                                          662        1,546
                                                                                ---------    ---------
Total current liabilities                                                          16,698       23,709
                                                                                ---------    ---------
Redeemable convertible preferred stock, net                                          --         10,110

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized; 16 shares issued        --           --
   Common stock, $.01 par value, 125,000 shares authorized; 51,755 and 57,311
     shares issued at March 31, 2001 and December 31, 2001, respectively              518          573
   Additional paid-in capital                                                     269,764      282,477
   Accumulated other comprehensive loss                                            (1,617)      (1,445)
   Accumulated deficit                                                           (204,669)    (250,863)
   Treasury stock, at cost, 4,220 shares                                          (14,062)     (14,062)
                                                                                ---------    ---------
Total stockholders' equity                                                         49,934       16,680
                                                                                ---------    ---------
Total liabilities, redeemable convertible preferred stock
and stockholders' equity                                                        $  66,632    $  50,499
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

                                             THE 3DO COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)
                                               (unaudited)

                                                                    Three Months Ended        Nine months Ended
                                                                       December 31,              December 31,
                                                                  ----------------------    ----------------------
                                                                     2000         2001         2000         2001
                                                                  ---------    ---------    ---------    ---------
Revenues                                                          $  31,068    $  15,233    $  60,972    $  38,431

Costs and expenses:
  Cost of revenues - product costs                                   14,805       10,007       33,985       22,235
  Cost of revenues - royalties and software development
     amortization                                                     1,289        4,770        1,719        6,888
  Research and development                                           12,893        8,581       35,765       23,561
  Sales and marketing                                                 7,403        2,848       26,761        8,353
  General and administrative                                          5,722        2,729       13,499        9,662
  Restructuring costs                                                  --         14,052         --         15,007
                                                                  ---------    ---------    ---------    ---------
Total costs and expenses                                             42,112       42,987      111,729       85,706
                                                                  ---------    ---------    ---------    ---------
Operating loss                                                      (11,044)     (27,754)     (50,757)     (47,275)

Amortization of warrant issuance                                       --           --         (1,557)        --
Interest and other income (expense), net                             (9,123)         784       (9,338)       1,080
                                                                  ---------    ---------    ---------    ---------
Loss before income and foreign withholding taxes, extraordinary
   charge and cumulative effect of accounting change                (20,167)     (26,970)     (61,652)     (46,195)

Income and foreign withholding taxes                                   (105)        --           (124)           1
                                                                  ---------    ---------    ---------    ---------
Loss before extraordinary charge and cumulative effect of
   accounting change                                                (20,272)     (26,970)     (61,776)     (46,194)

Extraordinary loss from early extinguishment of debt                   --           --           (800)        --
Cumulative effect of accounting change                               (1,287)        --         (1,978)        --
                                                                  ---------    ---------    ---------    ---------
Net loss                                                            (21,559)     (26,970)     (64,554)     (46,194)

Preferred stock dividends and accretion                                --         (1,207)        --         (1,207)
                                                                  ---------    ---------    ---------    ---------
Net loss attributable to common stockholders                      $ (21,559)   $ (28,177)   $ (64,554)   $ (47,401)
                                                                  =========    =========    =========    =========

Basic and diluted loss per share:

   Loss before extraordinary charge
   and cumulative effect of accounting change                     $   (0.45)  $   (0.54)    $   (1.56)   $   (0.96)

   Extraordinary loss from early extinguishment of debt                --           --          (0.02)        --
   Cumulative effect of accounting change                             (0.03)        --          (0.05)        --
                                                                  ---------    ---------    ---------    ---------
   Net loss per share attributable to common stockholders         $   (0.48)   $   (0.54)   $   (1.63)   $   (0.96)
                                                                  =========    =========    =========    =========

Shares used to compute basic and diluted net loss per share          44,736       52,617       39,655       49,408
                                                                  =========    =========    =========    =========

               The  accompanying  notes are an integral part of the consolidated financial statements.

                                             THE 3DO COMPANY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)

                                                                               Nine months Ended
                                                                                December 31,
                                                                             --------------------
                                                                              2000         2001
                                                                             --------    --------
Cash flows from operating activities:
   Net loss attributable to common stockholders                              $(64,554)   $(47,401)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           4,077       3,052
        Provision for bad debts, discounts and returns                         (1,215)     (3,133)
        Loss on disposal of fixed assets                                         --         2,763
        Loss on write off of capitalized software                                --         3,312
        Revaluation of warrant liability                                         --          (570)
        Deferred revenue                                                           72         190
        Amortization of warrant issuance                                        1,557        --
        Non cash accretion                                                       --         1,186
        Non cash preferred stock dividend                                        --            21
        Non-cash interest charge associated with the beneficial conversion
        feature from issuance of convertible debt                               9,309        --
        Changes in operating assets and liabilities:
          Accounts receivable                                                  10,950      21,819
          Prepaid and other assets                                             (3,220)        498
          Capitalized software costs, net                                      (1,177)     (5,863)
          Inventory                                                             2,019       2,882
          Accounts payable                                                        786      (2,935)
          Accrued expenses                                                        792       7,661
          Other liabilities                                                      (369)        862
                                                                             --------    --------
Net cash used in operating activities                                         (40,973)    (15,656)
                                                                             --------    --------
Cash flows from investing activities:
   Sale of short-term investments                                                  39        --
   Capital expenditures                                                       (11,459)       (373)
                                                                             --------    --------
Net cash used in investing activities                                         (11,420)       (373)
                                                                             --------    --------
Cash flows from financing activities:
   Restricted cash                                                              2,279        --
   Repayment of short-term debt                                                (6,123)     (1,788)
   Proceeds from short-term debt                                               20,000        --
   Proceeds from issuance of common stock, net                                 23,240      11,439
   Proceeds from issuance of redeemable convertible preferred stock, net         --        15,030
   Payments on capital lease obligations                                          (76)       --
                                                                             --------    --------
Net cash provided by financing activities                                      39,320      24,681
                                                                             --------    --------

 Effect of foreign currency translation                                          (346)        172
                                                                             --------    --------

Net (decrease) increase in cash and cash equivalents                          (13,419)      8,824

Cash and cash equivalents at beginning of period                               21,772       4,885
                                                                             --------    --------

Cash and cash equivalents at end of period                                   $  8,353    $ 13,709
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

         The Company believes that its existing sources of liquidity and anticipated funds from operations should satisfy its projected working capital requirements through the remainder of fiscal 2002 and for the foreseeable future. The Company's ability to maintain sufficient liquidity throughout such period is dependent on successfully achieving its product release schedules and attaining its forecast sales objectives during such periods, and on the continued availability of an accounts receivable line of credit with a financial institution. If the Company is unable to achieve its projected sales forecasts or if it should lose the availability of an accounts receivable credit line, the Company may need to raise additional capital. If it is determined that the Company needs to raise additional capital, such capital may not be available on acceptable terms, if at all. The Company may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of its common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on its assets. The terms of any debt issued could impose restrictions on the Company's operations. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require it to relinquish material rights to certain of its products, technologies or potential markets, or the Company may become insolvent.

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

         During fiscal year 2001, the Company began incurring development costs for development of localized products. This localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During the three months ended December 31, 2000 and 2001, the Company capitalized approximately $0.2 million and $0.2 million of external development costs related to localization. During the nine months ended December 31, 2000 and 2001, the Company capitalized approximately $0.4 million and $0.3 million of external development costs related to localization.

         The  table  below  sets  forth  capitalized   internal,   external  and
localization software development costs for the three and nine months ended December 31, 2000 and 2001:

                                                           Three Months Ended      Nine Months Ended
                                                             December 31,            December 31,
                                                          --------------------    --------------------
                                                             2000       2001        2000        2001
                                                          --------------------    --------------------
                                                               (unaudited)            (unaudited)
Balance at the beginning of the period                    $  1,204    $ 10,986    $   --      $  2,298

Internal software development costs                           --         3,729        --        11,318
External software development costs                            849       1,300       1,850       3,835
Localization costs                                             172         212         383         331
                                                          --------    --------    --------    --------
Total capitalized development costs                          1,021       5,241       2,233      15,484
                                                          --------    --------    --------    --------

Less: Projects canceled as part of restructuring              --        (3,313)       --        (3,313)
Less: Projects written down due to asset impairment           --        (3,219)       --        (3,219)
Less: amortization in the period                            (1,075)     (4,482)     (1,083)     (6,037)
                                                          --------    --------    --------    --------
    Total reduction of capitalized development balances     (1,075)    (11,014)     (1,083)    (12,569)
                                                          --------    --------    --------    --------

Balance at the end of the period                          $  1,150    $  5,213    $  1,150    $  5,213
                                                          ========    ========    ========    ========

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended December 31, 2000 and 2001, the Company amortized approximately $1.1 million and $4.5 million of capitalized software development costs. During the nine months ended December 31, 2000 and 2001, the Company amortized approximately $1.1 million and $6.0 million of capitalized software development costs.

         Details of the projects canceled as part of the restructuring can be found in Note 8 of these financial statements.

         When events or circumstances indicate the carrying value of internal software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off. During the three and nine months ended December 31, 2001, the company recorded impairment charges against the cost of internal use software of $3.2 million.

NOTE 3 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                March 31,        December 31,
                                                  2001              2001
                                            ---------------    ---------------
                                                                 (unaudited)
       Accrued compensation                       $  3,449           $  2,597
       Accrued market development fund               1,072                746
       Accrued marketing expenses                    1,218                994
       Accrued inventory                               497              2,669
       Accrued restructuring charge                    796              7,824
       Other                                         3,494              3,357
                                            ---------------    ---------------
     Total accrued expenses                       $ 10,526           $ 18,187
                                            ===============    ===============

NOTE 4 - SHORT-TERM DEBT

         In April 2000, the Company terminated the Coast Business Credit revolving line of credit agreement. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with a bank. As of December 31, 2001, the credit facility allows the Company to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, bears an interest rate of the bank's Prime Rate plus 0.25% to 1.25% per annum (6.0% as of December 31, 2001), depending on the Company's tangible net worth and will expire on April 5, 2002. At December 31, 2001, the outstanding balance under this facility was less than $0.1 million.

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 10, 2001, the Company issued a total of 15,820 shares of redeemable convertible Series A preferred stock ("Preferred Stock") for an aggregate purchase price of $15.8 million.

         Each share of Preferred Stock is convertible into 1,000 shares of common stock at 120% of the weighted average price of the Company's common stock during the 10 days preceding conversion. During the period starting 60 days after the December 10, 2001 issuance date and ending on the 120th day following the effective registration date, the Preferred Stock will be convertible at 90% of the weighted average price of the Company's common stock during the 20 days preceding conversion. The conversion price is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the conversion price calculated above. The conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Additionally, the Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes a change of control, registration under a Form S-1 and other similar events. Upon redemption, the redemption price paid is 125% of the preferred stock face value.

         Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company's option. At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at face value on December 10, 2004. Redemption may be in cash or common stock, at the Company's option. In addition, the company may redeem the preferred stock on the first and second anniversaries of their issuance at 110% and 105%, respectively.

         Additionally, the investors received immediately exercisable warrants to purchase 2,055,595 shares of the Company's common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

         The Company also issued immediately exercisable warrants to acquire 306,842 shares of its common stock at an exercise price of $2.48 per share to an investment-banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and the Company recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price of the warrant is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

         The $15.1 million in net proceeds were allocated to the Preferred Stock and the warrants resulting in $12.3 million and $2.8 million assigned to Preferred Stock and warrants, respectively. As the Preferred Stock could require redemption at 125% of the Preferred Stock face value, the preferred stock is being accreted to the $19.8 million total redemption value

         In connection with the issuance of the Preferred Stock, the Company has recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of the Company's common stock on the date the Preferred Stock was issued.

         The common stock issuable pursuant to the conversion and exercise of the Preferred Stock and warrants respectively require effective registration within 60 days. Due to the registration requirement, the warrants were required to be recorded as liabilities and remeasured to their estimated value each reporting period until they are registered. As a result, the Company has recorded other income of $0.6 million during the three months ended December 31, 2001.

         As of December 31, 2001, no preferred shares had been converted.

NOTE 6 - COMMON STOCK

         On October 9, 2001 the Company sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, the Company issued 1,419,904 warrants to purchase its common stock, which were fully exerciseable, with an exercise price of $2.27 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued 1,179,903 warrants to purchase common stock on terms equivalent with third party purchasers.

NOTE 7 - REVENUE RECOGNITION

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to the Company's adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by the Company was recognized at the time of shipment. The effect of SAB 101 was to include in both the fourth quarter of fiscal 2000 and the first nine months of fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of

$2.0 million was recorded as a cumulative effect of accounting change during the first quarter of fiscal 2001. The effect on the quarter ended December 31, 2001 was insignificant.

NOTE  8 - RESTRUCTURING

         During  fiscal  year  2001,  the  Company   recorded  $1.2  million  in
restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. In the first quarter of fiscal 2002, the Company recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months.

         During the third quarter of fiscal 2002, we announced a restructuring program to align our organization's cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, we reduced our worldwide workforce by 160 employees in all functions and mostly located in our headquarters facility in Redwood City, California. The following table sets forth the restructuring costs for the three months ended December 31, 2001:

 Non-cancelable lease costs                                        $   7,426
 Capitalized development written of due to project cancellation        3,313
 Write off of leasehold improvements related to vacant facilities      2,779
 Severance and benefits                                                  534
                                                                    ---------
 Total restructuring costs                                         $  14,052
                                                                    =========

         As of December 31, 2001, the Company has paid $8.5 million and has a remaining accrual of $7.8 million for anticipated costs associated with non-cancelable leases and the costs associated with finding a sub-lessee.

NOTE 9 - NET LOSS PER SHARE

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                 Three Months Ended     Nine months Ended
                                                                    December 31,           December 31,
                                                                 -------------------    ------------------
                                                                   2000        2001       2000       2001
                                                                 -------     -------    -------    -------
                                                                     (unaudited)           (unaudited)
Net loss                                                        $(21,559)   $(26,970)  $(64,554)  $(46,194)
Preferred stock dividends and accretion                             --        (1,207)      --       (1,207)
                                                                 -------     -------    -------    -------
Net loss attributable to common stockholders                    $(21,559)   $(28,177)  $(64,554)  $(47,401)
                                                                 =======     =======    =======    =======
Shares used to compute basic net loss per share -
    Weighted-average number of common shares outstanding          44,736      52,617     39,655     49,408
                                                                 -------     -------    -------    -------
Shares used to compute diluted net loss per share                 44,736      52,617     39,655     49,408
Basic and diluted net loss per share
    attributable to common stockholders:

    Loss before extraordinary charge, beneficial conversion
    feature charge and cumulative effect change                  $ (0.45)    $ (0.54)   $ (1.56)   $ (0.96)
                                                                 -------     -------    -------    -------

    Extraordinary loss from early extinguishment of debt            --          --        (0.02)       --
    Cumulative effect of accounting change                         (0.03)       --        (0.05)       --
                                                                 -------     -------    -------    -------

    Net loss per share attributable to common stockholders       $ (0.48)    $ (0.54)   $ (1.63)   $ (0.96)
                                                                 =======     =======    =======    =======

         Options to purchase 19,463,363 and 22,867,054 shares of common stock were excluded from the Company's dilutive net loss per share calculations at December 31, 2000 and 2001, respectively, because their effect was anti-dilutive. These anti-dilutive common stock equivalents had weighted-average exercise prices of $4.74 and $3.85 at December 31, 2000 and 2001, respectively.

         Warrants to purchase 1,725,361 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the quarter and nine months ended December 31, 2000 because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $7.79 for the quarter and nine months ended December 31, 2000. Warrants to purchase 5,507,702 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three and nine months ended December 31, 2001 because their effect was anti-dilutive. These anti-dilutive common stock equivalents had weighted-average exercise prices of $4.20 at December 31, 2001.

NOTE 9 - COMPREHENSIVE LOSS

         The Company's total comprehensive losses were as follows:

                                                        Three Months Ended       Nine months Ended
                                                            December 31,           December 31,
                                                       --------------------    --------------------
                                                          2000       2001       2000         2001
                                                       --------------------    --------------------
                                                            (unaudited)             (unaudited)
Net loss                                               $(21,559)   $(26,970)   $(64,554)   $(46,194)
Preferred stock dividends and accretion                    --        (1,207)       --        (1,207)
                                                       --------    --------    --------    --------
Net loss attributable to common stockholders            (21,559)    (28,177)    (64,554)    (47,401)

  Change in cumulative translation adjustment               523        (100)       (346)        172
  Change in unrealized loss on marketable securities       --          --            39        --
                                                       --------    --------    --------    --------
Total comprehensive loss                               $(21,036)   $(28,277)   $(64,861)   $(47,229)
                                                       ========    ========    ========    ========

NOTE 10 - Recent Accounting Pronouncements

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on the Company's financial statements.

         In June 2001, the Emerging Issues Task Force ("EITF") published their consensus on EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". The EITF reached a consensus that consideration from a vendor to a purchaser of a vendor's products is presumed to be a reduction to the selling prices of the vendor's products. The Company has adopted EITF Issue 00-25 in the first quarter of fiscal 2002. For the three months ended December 31, 2000 and 2001, costs of $0.9 million and $0.6 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense. During the nine months ended December 31, 2000 and 2001, costs of $2.2 million and $0.8 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense.

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

NOTE 11 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                Three Months Ended   Nine months Ended
                                                   December 31,        December 31,
                                                -----------------   ------------------
                                                 2000       2001      2000     2001
                                                -----------------   ------------------
                                                   (unaudited)         (unaudited)
Revenues:
  PlayStation 2 computer entertainment system   $ 2,477   $ 7,419   $ 2,561   $18,054
  PlayStation video game console                 15,041     3,978    24,851     7,520
  Game Boy Advance                                 --         913      --       5,195
  Game Boy Color                                  6,547     2,543     8,601     3,186
  Nintendo 64                                     3,359       170    14,906     1,014
  PC                                              3,449       210     9,676     3,462
  Other                                             195      --         377      --
                                                -------   -------   -------   -------
Total revenues                                  $31,068   $15,233   $60,972   $38,431
                                                =======   =======   =======   =======

         For the three months ended December 31, 2000, the Company's top two customers each accounted for 21% and 11% of revenues, respectively. For the three months ended December 31, 2001, the Company's top three customers each accounted for 33%, 13% and 12% of revenues. During the nine months ended December 31, 2000, the Company's top two customers each accounted for 17% and 10% of revenues, respectively. For the nine months ended December 31, 2001, the Company's top three customers each accounted for 14%, 11% and 10% of revenues.

         The Company's international sales were approximately $5.7 million and $2.5 million, or 18% and 17% of total revenues for the three months ended December 31, 2000 and 2001, respectively. During the nine months ended December 31, 2000 and 2001, international sales were approximately $9.6 million and $9.8 million, or 16% and 25% of total revenues, respectively. The Company's assets are primarily located in its corporate office in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, the PlayStation 2 computer entertainment system, the Nintendo Game Boy Advance and the Nintendo Game Boy Color hand-held video game systems, and on personal computers and the Internet. We are also an authorized developer of software for the Nintendo GameCube video game console. We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Heroes, High Heat Baseball, Might and Magic, and World Destruction League, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. We also utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

         Revenues consist primarily of revenues from the sale of software titles published and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenues are net of allowances for returns, price protection and discounts. Software publishing revenues are recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. International software publishing revenue represented 17% and 25% of our third quarter and nine months ended December 31, 2001 revenues, respectively. Software licensing revenues, which represented less than 5% of our third quarter and nine months ended December 31, 2001 revenues, are typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized as reported.

         Cost of revenues-product costs consist primarily of direct costs associated with software titles, including manufacturing costs and royalties payable to platform developers such as Sony and Nintendo. Cost of revenues-product costs for interactive entertainment software varies significantly by platform. Cost of revenues-product costs for video game console titles is typically higher than cost of revenues-product costs for personal computer titles due to relatively higher manufacturing and royalty costs associated with these products. Cost of revenues-product costs for personal computer titles primarily consist of the cost of the CD-ROM and packaging.

         Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three and nine months ended December 31, 2001, we amortized $4.5 and $6.0 million of capitalized software development costs, respectively.

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

         Research and development expenses decreased to $13.8 million in the three months ended December 31, 2001 from $13.9 million in the same period of the prior year. The slight fluctuation included a decrease in personnel costs, partially offset by an increase in overhead costs. Research and development expenses increased to $39.0 million in the nine months ended December 31, 2001 from $37.9 million in the same period of the prior year. This increase was primarily due an increase of $2.0 million in overhead associated with our new headquarters, offset partially by lower personnel costs. The Company has capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs.

         Historically, the majority of our products were developed internally and the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Further, capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. In addition, during the three and nine months ended December 31, 2001, we increased our capitalized internal and external development expenditures by approximately $5.0 million and $15.2 million, respectively, for the second wave of games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been commercially proven in the marketplace, and we therefore capitalized the costs associated with this development until they were ready for general release. At December 31, 2001, we had $ 5.1 million of costs capitalized related to these costs.

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

         From fiscal 2001, we brought the localization of many of our overseas products in-house. This localization typically consists of taking an established product , retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the USA, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result we capitalized approximately $0.2 million and $0.3 million of external development costs related to localization, during the three and nine months ended December 31, 2001.

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

CRITICAL ACCOUNTING POLICIES

Our critical Accounting policies are as follows:

Revenue recognition;

Estimating valuation allowances, specifically sales returns, the allowance for doubtful accounts and other allowances;

Accounting for income taxes;

Valuation of capitalized software development costs;


Revenue Recognition

         We recognize revenue in accordance with SOP 97-2 "Software Revenue Recognition". Revenue from the sale of software titles published and distributed by us is recognized at the time of receipt of our goods by the customer based on the agreed upon shipping terms. We permit our customers to exchange software titles published and distributed by the Company, within certain specified periods, and provide price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, fulfillment of our obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned. Revenue from our on-line service was recognized monthly based on usage. We establish allowances for expected product returns based on historical trends, in accordance with SFAS No.48, " Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. We adopted SAB 101 and changed our revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to our adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by us was recognized at the time of shipment.

Sales returns, price protection, allowance for doubtful accounts and other allowances

         The preparation of financial statements requires our management to make estimates and assumptions that effect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns, price protection and allowances for doubtful accounts related to current period product revenue. Management analyses historical returns, current sell through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products when evaluating the adequacy of our sales returns and other allowances. Significant management judgements and estimates must be used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and the timing of our revenue for any period if management made different judgements or utilized different estimates. Similarly management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyses accounts receivable and analyses historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $13.1 million, net of allowance for doubtful accounts of $1.9 million and the allowance for product returns and pricing allowances of $7.1 million as of December 31, 2001

Capitalized Software Development Costs

         We have capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed". Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with the general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During fiscal 2001, we incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for a specific platform. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, we consider the games to have achieved technological feasibility as the engines had been commercially proven in the marketplace.

         External development costs are capitalized upon technological feasibility being established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by our distributors. Where this occurred the Company shipped a product master to the distributor and our agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, we capitalized no costs in relation to localization as these costs were not borne by us or re-billed to us.

         During fiscal year 2001, we began incurring development costs for development of localized products. This localization typically consists of taking an established product, retaining the same game engine, which we consider to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to us. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory.

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues.

         When events or circumstances indicate the carrying value of internal software might not be recoverable, we will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off.

Income Taxes

         We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS

Revenues. Revenues decreased to $15.2 million in the third quarter of fiscal 2002 from $31.1 million in the same period of the prior year. The decrease was due primarily to a 31% decrease in unit sales and a 29% decrease in the average selling price per unit. For the nine months ended December 31, 2001, revenues decreased to $38.4 million from $60.9 million due primarily to a decrease of 16% in units sold and a 25% decrease in average selling price per unit. The average selling price decrease was most significant on our Playstation2 computer entertainment system and PlayStation game consoles. Our revenues consisted primarily of sales of interactive entertainment software for the PlayStation 2 computer entertainment system, PlayStation game console, Game Boy Advance system and the personal computer.

                                      Three Months Ended                               Nine months Ended
                                         December 31,                                     December 31,
                                     2000          2001      Increase       %          2000         2001      Increase       %
                                     ----          ----                                ----         ----
                                         Unaudited          (Decrease)    Change          Unaudited          (Decrease)    Change
                                         ---------          ----------    ------          ---------          ----------    ------
Revenues:
PlayStation 2 computer
entertainment  system              $  2,477     $  7,419     $  4,942      200%     $  2,561     $ 18,054     $ 15,493      605%
PlayStation video game console       15,041        3,978      (11,063)     -74%       24,851        7,520      (17,331)     -70%
Game Boy Advance                       --            913          913      N/A          --          5,195        5,195      N/A
Game Boy Color                        6,547        2,543       (4,004)     -61%        8,601        3,186       (5,415)     -63%
Nintendo 64                           3,359          170       (3,189)     -95%       14,906        1,014      (13,892)     -93%
PC                                    3,449          210       (3,239)     -94%        9,676        3,462       (6,214)     -64%
Other                                   195         --           (195)     NM            377         --           (377)     NM
                                   --------     --------     --------      ----     --------     --------     --------      ----
Total revenues                     $ 31,068     $ 15,233     $(15,835)     -51%     $ 60,972     $ 38,431     $(22,541)     -37%
                                   --------     --------     --------      ----     --------     --------     --------      ----


Cost of revenues-product costs. Cost of revenues related to product costs decreased to $10.0 million in the second quarter of fiscal 2002 from $14.8 million in the same period of the prior year. This decrease was primarily due to a 30% decrease in units sold during the fiscal 2002 period. Cost of revenues as a percentage of revenues decreased to 48% in the second quarter of fiscal 2002 from 68% in the same period of the prior year. This decrease was primarily due to a product mix shift to new platform games, specifically from Nintendo 64 to PlayStation 2 computer entertainment system , which has a higher gross margin per unit. For the nine months ended December 31, 2001, cost of revenues related to product costs decreased to $22.2 million from $34.0 million due primarily to fewer units sold and a shift in product mix to higher margin products. Cost of revenues as a percentage of revenues increased to 58% in nine months ended December 31, 2001 from 56% in the same period of the prior year due to a product mix shift.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software increased to $4.8 million in the second quarter of fiscal 2002 from $1.3 million in the same quarter of the prior year. For the nine months ended December 31, 2001, cost of revenues related to the amortization of royalties and capitalized software increased to $6.9 million from $1.7 million in the same quarter of the prior year. The increase of $3.5 million and $5.2 million for the quarter and nine months period, respectively, was due to the amortization of capitalization software costs as discussed in Note 2.

Research and development. Research and development expenses decreased to $8.6 million in the third quarter of fiscal 2002 from $12.9 million in the third quarter of fiscal 2001. This decrease was primarily due to the a decrease in development labor of $2.5 million combined with capitalization of software development costs of $5.2 million in the third quarter of fiscal 2002. The decrease was partially offset by a $3.2 million write down in capitalized development costs due to net realizable value of certain capitalized development projects exceeding the carrying value. For the nine months ended December 31, 2001, research and development expenses decreased to $23.6 million from $35.8 million for the same period of the prior year, primarily due to the capitalization of software development costs of $15.4 million. This decrease was offset by an increase in overhead of $1.5 million and a $3.2 million write down in capitalized development costs due to net realizable value of certain capitalized development projects exceeding the carrying value. Amortization of capitalized development costs is charged to cost of revenues.

         The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts for the three and nine months ended December 31, 2001 and 2000:

                                             Three Months Ended        Nine Months Ended
                                                December 31,              December 31,
                                            --------------------      --------------------
                                              2000        2001          2000         2001
                                            --------------------      --------------------
                                                (unaudited)                (unaudited)
Research and development expenses           $13,914      $13,822      $37,998      $39,045

Internal software development costs            --          3,729         --         11,318
External software development costs             849        1,300        1,850        3,835
Localization costs                              172          212          383          331
                                            -------      -------      -------      -------
Total capitalized development costs           1,021        5,241        2,233       15,484
                                            -------      -------      -------      -------

Net research and development expenses       $12,893      $ 8,581      $35,765      $23,561
                                            =======      =======      =======      =======
Gross research and development expenses
as a percentage of revenues:                     45%          91%          62%         102%


Sales and marketing. Sales and marketing expenses decreased to $2.9 million in the third quarter of fiscal 2002 from $7.4 million in the third quarter of fiscal 2001. This decrease was primarily due to a $3.2 million decrease in advertising of new products and $0.4 million decrease in sales commissions. For the nine months ended December 31, 2001, sales and marketing expenses decreased to $8.3 million from $26.8 million for the same period of the prior year. This decrease was due to a $14.5 million decrease in print and television advertising on new products and a $1.0 million decrease in personnel costs.

General and administrative. General and administrative expenses decreased to $2.7 million in the third quarter of fiscal 2002, from $5.7 million in the third quarter of fiscal 2001. The decrease was primarily due to a $0.7 million decrease in personnel costs and a decrease of $1.4 million in bad debt expense. For the nine months ended December 31, 2001, general and administrative decreased to $9.7 million from $13.5 million for the same period of the prior year. The decrease was primarily due to a decrease of $0.6 million in consulting services from the prior year period combined with a decrease of $1.7 million in bad debt expense.

Restructuring charge. During fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. In the first quarter of fiscal 2002, we recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months.

            During the third quarter of fiscal 2002, we announced a restructuring program to align our organization's cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, we reduced our worldwide workforce by 160 employees in all functions and mostly located in our headquarters facility in Redwood City, California. The following table sets forth the restructuring costs for the three months ended December 31, 2001:

  Non-cancelable lease costs                                         $ 7,426
  Capitalized development written of due to project cancellation       3,313
  Write off of leasehold improvements related to vacant facilities     2,779
  Severance and benefits                                                 534
                                                                     --------
  Total restructuring costs                                          $14,052
                                                                     ========

            As of December 31, 2001, the Company has paid $8.5 million and has a
remaining   accrual  of  $7.8   million   for   anticipated   costs   associated
non-cancelable lease costs and the costs associated with finding a sub-lessee.

Net interest and other income (expense). Net interest and other income (expense) increased to net income of $0.8 million in the third quarter of fiscal 2002 from a net expense of $9.1 million in the third quarter of fiscal 2001. For the nine months ended December 31, 2001, net interest and other income increased to income $1.1 million in the third quarter of fiscal 2002 from a net expense of $9.3 million for the same period of the prior year. The increase in net interest and other income is primarily due to an adjustment to market value of warrants issued as part of the redeemable convertible preferred shares using the Black Scholes model and lower average balance on the outstanding line of credit in the three and nine months ended December 31, 2001 compared to the same periods of the prior year. The prior year three and nine month periods included a beneficial conversion feature charge of $9.3 million related to the conversion of debt to common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of liquidity are unrestricted cash and cash equivalent balances, which were $13.7 million at December 31, 2001 and $4.9 million at March 31, 2001. The decrease was primarily due to the $15.7 million cash used in operating activities, $0.4 million in cash used in investing activities, $24.7 million provided by financing activities offset by $0.2 million in foreign currency translation gains.

         The $15.7 million in cash used in operations was primarily due to our net loss attributable to common stockholders of $47.4 million, and an increase in capitalized software costs of $5.9 million. This was offset, in part, by collections of receivable balances of $21.8 million, a decrease in inventory of $2.9 million, an increase in accrued liabilities of $7.7 million and adjustments to reconcile the net loss of $6.8 million.

         The $0.4 cash used in investing activities primarily consisted of purchases of furniture and fixtures for our headquarters.

         The $24.7 million in cash used in financing activities was used to pay down our line of credit facility of $1.8 million. This was offset by proceeds from the issuance of common stock of $9.7 million, proceeds from a redeemable convertible preferred stock issuance of $15.0 million and employee stock option exercises and stock purchase plan purchases of $1.7 million.

         In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital Corporation. The line of credit is secured by accounts receivable. During the third quarter of fiscal 2001, we determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit because our revenues were below expectations for sales of entertainment software during the holiday season. Accordingly, on December 1, 2000, we signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital Corporation credit facility now allows us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (7.25% as of December 31, 2001) depending on our tangible net worth. The line of credit will expire on March 31, 2002. This agreement contains certain financial covenants, including the requirement that we maintain minimum liquidity of $1.5 million and maintain a certain minimum tangible net worth, which varies monthly. As of December 31, 2001, our outstanding loan balance under this facility was less than $0.1 million.

         In August 2001, we amended our Foothill Capital line of credit to change our monthly minimum tangible net worth to be variable from a low of $27.0 million in October 2001 to a high of $67.0 million in March 2002. We are also required to maintain available borrowings and unrestricted cash and cash equivalents of at least $1.5 million at any time. In addition, Foothill Capital waived certain potential events of default in connection with security agreements for our U.K subsidiary, any material adverse change that may have happened, and the failure to meet tangible net worth requirement from February 2001 to June 2001. We amended our Foothill Capital line of credit again in February 2002 to change our monthly minimum tangible net worth to be variable from a low of $20.5 million in February 2002 to a high of $34.5 million in November 2002.

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

         On October 9, 2001 we sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, we also issued 1,419,904 warrants to purchase our common stock, which were fully executable, with an exercise price of $2.27 per share. Our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued 1,179,903 warrants to purchase common stock on terms equivalent with third party purchasers.

            On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A preferred stock ("Preferred Stock") for an aggregate purchase price of $15.8 million.

         Each share of Preferred Stock is convertible into 1,000 shares of common stock at 120% of the weighted average price of our common stock during the 10 days preceding conversion. During the period starting 60 days after the December 10, 2001 issuance date and ending on the 120th day following the effective registration date, the Preferred Stock will be convertible at 90% of the weighted average price of our common stock during the 20 days preceding conversion. The conversion price is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the conversion price calculated above. The conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Additionally, the Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes a change of control, registration under a Form S-1 and other similar events. Upon redemption, the redemption price paid is 125% of the preferred stock face value.

         Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at our option. At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at face value on December 10, 2004. Redemption may be in cash or common stock, at our option. In addition, we may redeem the preferred stock on the first and second anniversaries of their issuance at 110% and 105%, respectively.

         Additionally, the investors received immediately exercisable warrants to purchase 2,055,595 shares of our common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

              We also issued immediately exercisable warrants to acquire 306,842 shares of our common stock at an exercise price of $2.48 per share to an investment-banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and we recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price of the warrant is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

         The $15.1 million in net proceeds were allocated to the Preferred Stock and the warrants resulting in $12.3 million and $2.8 million assigned to Preferred Stock and warrants, respectively. As the Preferred Stock could require redemption at 125% of the Preferred Stock face value, the preferred stock is being accreted to the $19.8 million total redemption value

         In connection with the issuance of the Preferred Stock, we have recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of our common stock on the date the Preferred Stock was issued.

         The common stock issuable pursuant to the conversion and exercise of the Preferred Stock and warrants respectively require effective registration within 60 days. Due to the registration requirement, the warrants were required to be recorded as liabilities and remeasured to their estimated value each reporting period until they are registered. As a result, we have recorded other income of $0.6 million during the three months ended December 31, 2001.

         As of December 31, 2001, no preferred shares had been converted.

         We believe that our existing sources of liquidity and anticipated funds from operations should satisfy our projected working capital requirements through the remainder of fiscal 2002 and for the foreseeable future.

         Our ability to maintain sufficient liquidity throughout such period is dependent on us successfully achieving our product release schedules and attaining our forecast sales objectives during such periods, and on the continued availability of an accounts receivable line of credit with a financial institution. If we are unable to achieve our projected sales forecasts or if we should lose the availability of an accounts receivable credit line, we may need to raise additional capital. If it is determined that we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or otherwise curtail our operations significantly, or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets. There can be no assurance that we will be able to make additional financing arrangements on terms that we would find satisfactory, and our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

         Future minimum lease payments under non-cancelable operating leases are as follows:

  Three months ended March 31, 2002                             $2,456
  Fiscal year ended March 31, 2003.........................      8,150
  Fiscal year ended March 31, 2004.........................      7,619
  Fiscal year ended March 31, 2005.........................      6,301
  Fiscal year ended March 31, 2006.........................      6,371
  Fiscal year ended March 31, 2007.........................      6,482
  Thereafter...............................................     40,558
                                                                ------
  Total minimum lease payments.............................   $ 77,937
                                                              ========

                                  RISK FACTORS

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business, future operating results and financial condition are dependent upon many factors that are subject to a number of risks and uncertainties. The material risks and uncertainties that are known to us and that may cause our future operating results to be different than our planned or projected results, and that may negatively affect our operating results and profitability are summarized below. However, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that are not presently known to us or that we currently believe are immaterial may also impair our business operations or profitability.

Risks and uncertainties relating to our business and operations

Our ability to meet cash requirements and preserve liquidity is dependent on timely product releases and attainment of our sales and licensing objectives. If our cash requirements cannot be satisfied from operational cash flows, we may be forced to sell assets, refinance existing indebtedness, or further reduce our business, operations and related activities. Due to these factors, we may need to combine with another company in order to obtain additional resources to remain competitive.

         If we do not substantially attain overall projected revenue levels for the balance of fiscal 2002 and during fiscal 2003, or do not have the availability of an accounts receivable credit line with our primary lender, Foothill Capital Corporation, or another accounts receivable credit facility, we may have insufficient liquidity during fiscal 2003. In such event we will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures will require third-party consents or approvals, including that of our bank, and we cannot provide assurances that such consents or approvals will be obtained.

         Based on the net proceeds from our October 2001 private placement of $9.75 million of common stock and the net proceeds from the December 2001 private placement of $15 million of preferred stock, and our assumptions regarding anticipated cash flows from operations based on achieving our planned product release schedules and substantially attaining forecast sales objectives, we expect to meet our currently projected cash and operating requirements for the foreseeable future.

         We cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and dividend requirements and repay any underlying indebtedness at maturity. If we do not achieve the cash flows that are anticipated from our planned product release schedules and attainment of our forecast sales objectives, or if we do not maintain the availability of an accounts receivable credit line from our bank or a replacement financial institution, we may not be able to meet our cash requirements from operational cash flows. If this were to occur, there can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected and we could be forced to cease operations.

         Although actions we've taken, including recent reductions of workforce, are expected to contribute to returning our operations to profitability, we cannot assure our shareholders and investors that we will achieve profitability in the fourth fiscal quarter of fiscal 2002 or, on an annualized basis, in fiscal 2003, nor can we provide assurances that we will successfully complete the development of products planned for release during these periods or achieve the sales necessary to avoid further expense reductions in fiscal 2003.

If we do not introduce products on a timely basis, revenue, profit and cash flow could be negatively impacted.

         Since video games and computer software products have relatively short life cycles, with many products having a sales life cycle of less than six months, we are continuously developing new products in order to generate revenues that can sustain our operations and allow us to achieve our business plans. The timely development and commercial release of a new video game or computer game depends on a variety of factors, including the creative design and development process, testing and debugging, obtaining the approvals of third-party content licensors, obtaining the approvals of hardware platform licensors (such as Sony and Nintendo), and manufacturing and assembly of production units of such products. The development of games for technically sophisticated next-generation interactive platforms is a relatively complex, expensive and time-intensive undertaking that requires the coordinated services of numerous employees and contractors working for us. Delays incurred in the development, approval or manufacturing processes may result in delays in the introduction of our products. Delay in the commercial release of a new product that results in that product's introduction slipping from one fiscal quarter to the next is likely to have an adverse effect on our resulting revenues for the affected quarter since initial shipments of a new product typically account for a high percentage of the product's total net revenues over its life.

         We have experienced significant delays in introducing some of our prior titles and these delays have adversely affected our results of operations. We cannot provide assurances that we will be able to complete the timely development and commercial release of new products in accordance with originally planned release schedules. In the event that we are unable to commercially release new products in accordance with operating plans for a particular quarter or longer period, these product delays would likely have an adverse effect on our revenues and results of operations during the affected quarter and cash flow during subsequent quarters.

Our future capital needs are uncertain and there is a risk of us becoming insolvent if we cannot satisfy future capital needs in a timely manner.

         On October 9, 2001, we raised $9.75 million in equity financing. Then, on December 10, 2001, we raised $15.8 million in additional equity financing. We believe that our existing sources of liquidity and anticipated funds from operations should satisfy our projected working capital requirements through the remainder of fiscal 2002 and for the foreseeable future. Our ability to maintain sufficient liquidity throughout such period is dependent on us successfully achieving our product release schedules and attaining our forecast sales objectives during such periods, and on the continued availability of an accounts receivable line of credit with a financial institution. If we are unable to achieve our projected sales forecasts or if we should lose the availability of an accounts receivable credit line, we may need to raise additional capital. If it is determined that we need to raise additional capital, such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

Breach of our financing arrangements could result in default and cause the termination of our existing line of credit.

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

In accordance with the Credit Agreement, we are obliged to maintain specified levels of working capital and tangible net worth, as well as maintain the effectiveness of other covenants relating to our operations.

         As of August 14, 2001, we received the bank's waiver of historical non-compliance with those financial covenants and other obligations contained in the Credit Agreement with which we were not then-in compliance. We cannot provide assurances that we will be able to remain in compliance in the future with the financial covenants and other contractual obligations set forth in the Credit Agreement. Additionally, should we be in default of the Credit Agreement in the future, we cannot provide assurances that the bank will agree to waive such non-compliance or amend the Credit Agreement in a manner that would permit us to be in compliance with the financial covenants and other obligations under the Credit Agreement. On February 12, 2002, we received the bank's waiver of non-compliance with tangible net worth covenants contained in the Credit Agreement with which we were not then-in compliance.

The concentration of our sales and accounts receivable in a limited number of customers increases our reliance on that limited number of customers.

         During the third quarter of fiscal 2002, our top three customer accounted for 10% or more of our total revenues and sales to our six largest customers accounted for approximately 50% of our revenues.

         Our sales are typically made on credit, with terms that vary depending upon the customer and the demand for the particular title being sold. We do not hold any collateral to secure payment by our customers. As a result, we are subject to credit risks, which are increased when our receivables represent sales to a limited number of retailers or distributors or are concentrated in foreign markets. Distributors and retailers in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of our products could result in reduced revenues and write-offs of accounts receivable. If we are unable to collect on accounts receivable as they become due, it could adversely affect our business, operating results and financial condition.

An inability to obtain or retain valuable intellectual property licenses may prevent product releases or result in a decline in sales of our products.

         A number of our existing products and planned products are based on trade names, trademarks, logos, or copyrighted materials that are licensed from third parties (e.g., Major League Baseball, Major League Baseball Players Association, Jonny Moseley, and Cubix). License agreements for these third-party rights typically remain in effect for two to five years. In general, license agreements may be terminated by the licensors upon the occurrence of any of a number of events or circumstances, such as the failure to timely pay the sums that are owed to the licensor, material breach of other provisions of such agreements, or as a result of bankruptcy or insolvency. We cannot provide assurance that we will be able to obtain or will be able to extend the term of any third-party intellectual property licenses. An inability to obtain a desired license or the loss of existing license rights would prevent us from publishing particular products or could limit our sales of unlicensed versions of comparable products which would not feature the trademarks or other intellectual property rights of third-party licensors.

If the popularity of our brands lessens, revenues could decline.

         Significant portions of our historical revenues have been derived from a limited number of brands. A decline in the popularity of one or more of these brands could adversely affect revenues from operations, and require us to revise the forecasts of our future business. Our product strategy is to extend our established interactive entertainment software brands across multiple genres and platforms in order to better differentiate our products to consumers and retailers. Each of our current brands is based on a well-defined computer game environment, or "fantasy world". We create fantasy worlds in our products that allow users to engage in activities that they otherwise may be unable to perform, in settings to which they may not otherwise have access. We develop products in the most popular genres, which include action, strategy, adventure/role playing, sports and family entertainment. We believe that consumers who have enjoyed game playing in a distinctive fantasy world are more likely to buy other products based on the same or a similar fantasy world. We offer consumers of our products both sequels and line extensions of games they already own, as well as new game experiences in different genres within a familiar fantasy world. Our brands include Army Men, Heroes of Might and Magic, High Heat Baseball, and Might and Magic. We also plan to introduce new brands across multiple platforms including Jonny Mosely and Cubix. We employ our branding strategy to leverage our marketing efforts so longer-lived brands can yield results across multiple platforms and multiple years.

Platform licensors can influence the number of video games that we publish on their respective platforms, as well as our product release schedules, and resulting revenues and gross margins.

         We depend heavily on non-exclusive licenses with Sony and Nintendo for the right to publish titles for their platforms and for the manufacture of our software products designed for use on their platforms. Our licenses with Sony and Nintendo require that we obtain their concept approval for each of the products that we would like to publish, as well as their approval of the completed games and associated manuals, packaging artwork and marketing materials. This approval process could cause a delay in our ability to release a new title and could cause us to incur additional expenses to modify our products in order to obtain such approvals. As a result, the number of titles that we are able to publish for these licensors' platforms may be limited or may be delayed from our originally planned product release schedules.

         Our licenses with Sony Computer Entertainment America, Sony Computer Entertainment Europe and Nintendo are limited in term. If any of these licenses should be terminated or not be renewed on acceptable terms, we would be unable to develop and publish software titles for these platforms and our business would be significantly harmed. While we cannot guarantee that these platform licensors will agree to extend the term of their license agreements (some of which are scheduled to expire in the second half of 2002), we have previously been successful in negotiating comparable license extensions with platform licensors.

         Both Sony and Nintendo are the sole manufacturers of the titles that we publish under licenses from them. These license agreements provide that the manufacturer may raise the costs that it charges for the units that it manufactures at any time and allows the manufacturer substantial control over whether and when we can release new titles. Additionally, the four to six week manufacturing and delivery cycle for cartridge-based software products for the Nintendo 64 game console and for the Game Boy Color and Game Boy Advance handheld game systems requires us to accurately forecast retailer and consumer demand for our titles far in advance of planned product releases and expected sales of such software products. Nintendo cartridges are also more expensive to manufacture than CD-ROMs and DVDs, resulting in greater inventory risks for those titles.

The manufacturers of the software products may not have sufficient production capacity to satisfy our requirements.

         Both Sony and Nintendo publish software products that are designed for use with their own hardware platforms, as well as manufacture software products for their other licensees. If Sony or Nintendo experience an interruption in their manufacturing capabilities or if their manufacturing capacity is adversely impacted as a result of increased demand for third-party software products that compete with our products, these hardware licensors may choose to give priority to the manufacture of their own titles or to the manufacture of other third-party titles. These manufacturers may not have sufficient production capacity to satisfy our scheduling requirements during any period of sustained demand. If Sony and Nintendo are unable to supply us with production software units on acceptable terms and without unexpected delays, our business operations could be materially interrupted and our potential revenues from planned product releases could be significantly and adversely affected.

If we do not create titles for popular hardware platforms, our sales of products and resulting revenues from operations could decline.

         The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which has led to the early obsolescence of particular platforms and compatible software titles. Our titles have historically been developed and published primarily for multimedia personal computers and video game systems, including the Nintendo 64 and PlayStation game consoles, the PlayStation 2 computer entertainment system, and the Game Boy Color and Game Boy Advance handheld game systems. We have not as yet obtained the licenses required in order to publish titles that would be compatible with Nintendo's next-generation Game Cube video game console or with Microsoft's Xbox entertainment system. No assurance can be given that we will be able to conclude agreements with Nintendo or Microsoft for the publishing of titles compatible with the Game Cube console or Xbox entertainment system, respectively. If we should be unable to obtain licenses for new interactive entertainment platforms, we would not be able to publish software titles compatible with the affected systems, which could have an adverse effect on our business. While we cannot provide assurances that we will be successful in our efforts to conclude appropriate licensing agreements with the licensors of new interactive platforms, we have previously been successful in negotiating new agreements with platform licensors.

         Additionally, our software titles that are designed and intended for use with personal computers must maintain compatibility with new computer models, operating system software, and various hardware peripherals and accessories compatible with such personal computers. If we should be unable to successfully develop software products that are compatible with any particular interactive platforms, the opportunities to publish new products could be limited and our resulting revenues from operations could be adversely affected.

If product returns and pricing concessions exceed allowances, we may incur additional costs and potential losses.

         Our arrangements with retailers and distributors require us to accept returns for defective product units. We also provide pricing concessions and allowances to key retail customers whenever wholesale price adjustments are deemed necessary to support our relationship with retailers and maintain access to their retail channel customers. If consumer demand for a particular title does not fulfill expectations, or if consumer demand declines from a prior period, then a subsequent price concession may be provided in an effort to stimulate further sales of the affected titles.

         We establish an allowance for estimated future product returns and price concessions at the time of shipment, based on our historical sell through and return data, our specific minimum low price used for price protection, the level of channel inventory and units for the product previously shipped, and we recognize revenues net of these allowances. Management monitors and adjusts our product returns and pricing allowances throughout the year in order to reflect market acceptance of our products, retail and distributor inventory levels of our products, and results of our prior returns programs and pricing allowances. Our reserve allowance for product returns and pricing allowances was $7.1 million as of December 31, 2001. If we experience product return rates or provide pricing allowances that exceed our estimates based on historical experience, our operating results could be significantly and adversely affected. In addition, if future products should prove to be defective, we would lose potential revenues from sales of the affected product units and may incur an unplanned increase in expenses in connection with efforts to remedy the situation.

Delays in new product development could result in loss of significant potential revenues.

         Most of our video game and computer software products have a relatively short life cycle and sell for a limited period of time after their initial release. We depend on the timely introduction of successful new products, including enhancements of or sequels to existing products and conversions of previously released products to additional platforms, to offset and replace declining net revenues from older products. Delays incurred during the development process may result in delays in the commercial release of the affected title. Delays in the release of any new product are likely to have an adverse effect on our revenues for the affected quarter.

If external developers fail to perform satisfactorily, our operating results could be negatively affected.

         While we develop the majority of our titles internally, third-party developers develop many products. A delay in the work performed by a third-party developer may result in delay of our release of the affected product. As importantly, the work performed by third-party developers may not meet our quality standards, and, as a result, we may terminate the development contracts with some developers. Our hardware licensors (e.g., Sony and Nintendo) require that third-party developers obtain and maintain licensor authorization to develop games on our behalf that are compatible with the licensor's hardware platform. Through no fault of ours, a third-party developer's authorization to create a particular product for us may be terminated by the hardware platform licensor, at its sole discretion.

If we need to write down prepaid royalties or capitalized development costs below their current recorded value, our results of operations could be adversely affected.

         We typically enter into agreements with content licensors and external developers that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot provide assurance that the sales of products for which such royalties are paid or guaranteed payments are made will be sufficient to offset and effectively recoup the amount of these required advance payments. We capitalize our advances to licensors as a part of prepaid assets and advances to external developers as part of capitalized software costs. We also capitalize internally developed software once technological feasibility is established as part of capitalized software costs. We analyze these accounts quarterly, and take write-offs when, based on estimates, future individual product contribution will not be sufficient to recover our investment.

If we do not post strong sales during the holiday season and subsequent quarter, our operating results could be negatively affected.

         Our sales of video game and computer software products are highly seasonal. Our peak shipments typically occur in the fourth and first calendar quarters as a result of increased demand for video games and computer software during the year-end holiday season and the after-holiday period. If we do not achieve strong sales in the second half of each fiscal year (which ends on March
31)
our fiscal year results could be significantly and adversely affected and our ability to achieve profitability in the fiscal year could be negatively impacted.

If our international operations expand, we will encounter additional risks that could adversely affect our business.

         Our video game and computer software products are sold in international markets both directly and through licensees, primarily in Canada, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The percentage of our total revenues derived from international software publishing activities increased to 21% in the fiscal year ending March 31, 2001. If we elect to expand international operations, we will become increasingly subject to risks and uncertainties inherent in foreign trade, which could have a significant and adverse affect on our business and results from operations. These risks include the following:

         o increased costs to develop foreign language versions of our products;

         o   increased credit risks and collection difficulties;

         o   tariffs and duties;

         o   increased risk of piracy;

         o   shipping delays;

         o   fluctuations in foreign currency exchange rates; and

         o international political, regulatory and economic developments and conditions.

Our quarterly operating results fluctuate significantly causing unpredictability regarding our revenues and income.

         We  have   experienced  and  expect  to  continue  to  experience  wide fluctuations in quarterly operating results. We are unable to effectively control many of these factors, which include the following:

         o   market acceptance of our titles;

         o the timing and number of new video game consoles introduced and shipped to market, such as the Nintendo Game Cube and Microsoft Xbox console;

         o   the  timing  and   number  of  new  title   introductions   by  our
             competitors;

         o development and marketing expenses relating to the introduction of new titles, sequels or enhancements of existing titles;

         o   changes in pricing policies by us and our competitors;

         o   product returns;

         o   the timing of orders from distributors and major retail customers;

         o   delays in production and shipment; and

         o   the mix of sales of higher and lower margin product in a quarter.

         We typically earn a higher gross margin on sales of games that are designed for use with personal computers. Gross margins on sales of products for game console platforms are generally lower because of license fees payable to platform licensors such as Sony and Nintendo, and, as importantly, because of the higher manufacturing costs for game cartridge products for the Nintendo 64 console and the Game Boy Color and Game Boy Advance handheld game systems. As a consequence, the mix of products sold during each fiscal quarter can significantly affect our gross margins.

         The timing of new title introductions can cause quarterly revenues and earnings to fluctuate substantially from quarter to quarter. A significant portion of our revenues in any fiscal quarter is typically achieved as a result of sales of new titles first introduced in the quarter. Our revenues and earnings will be negatively affected in a given fiscal quarter if we should be unable to complete the development of any particular title or titles in time to commercially release such product(s) during that quarter.

         You should not rely on period-to-period comparisons of our financial results as indications of future results. Our future product releases, operating results, revenues, or profitability could fall below expectations of security industry analysts and investors. Any such shortfall in expectations could cause a decline in the market price of our common stock. Fluctuations in operating results are likely to increase the volatility of our common stock's price. The market price of our common stock has been volatile and is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment.

If we lose key personnel and are unable to replace them, our operating results could be negatively affected.

         Our business operations and prospects for commercial success are largely dependent on the personal efforts of key personnel, particularly Trip Hawkins, our Chairman and Chief Executive Officer. We rely heavily on our internal development studio to design and develop the majority of our products. The loss of any key developers or groups of developers may delay the release of our products. Our success is also dependent upon the ability to hire and retain additional qualified operating, marketing, technical, legal and financial personnel. Competition for personnel is intense, especially in the San Francisco Bay area where we maintain our headquarters. We cannot provide assurance that we will be able to successfully attract and retain additional qualified personnel.

Risks and uncertainties that affect our industry in general, including 3DO

Industry competition is intensive and can impact our ability to attain retail shelf space.

         The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations, which have significantly greater financial, marketing and product development resources than us. Due to these greater resources, some of our competitors are better able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher licensing fees to third-party content licensors which control desirable properties, and pay higher advances and development fees to third-party software developers.

         Our competitors include the following:

         o Other publishers of interactive entertainment software for personal computers and video game consoles, including Acclaim, Activision, Eidos, Electronic Arts, Infogames, Interplay, Lucas Arts, Take Two Interactive, Midway, Sega, and THQ.

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

         Retailers of our products typically have a limited amount of shelf space and promotional resources. Publishers of interactive entertainment software products compete intensely for high quality retail shelf space and promotional support from mass merchant resellers and other retailers. To the extent that the number of consumer software products increases, competition for shelf space may intensify and may require us to increase our marketing expenditures.

If more mass merchants establish exclusive buying arrangements, or if retailers terminate their relationship with us, our sales and gross margins would be adversely impacted.

         Mass merchants have become the most important distribution channels for retail sales of interactive entertainment software. Our revenues and operating results may be significantly and adversely affected if any of the mass merchants with whom we conduct business elect to terminate their relationship with us or significantly reduce the amount of business they do with us. A number of these mass merchants, including Wal-Mart, have entered into exclusive buying arrangements with other software developers or distributors, which prevent us from selling our PC products directly to that mass merchant. If the number of mass merchants entering into exclusive buying arrangements with software distributors were to increase, our ability to sell to those merchants would be restricted to selling through the exclusive distributor. Because we typically earn a lower gross margin on sales to distributors than on direct sales to retailers, this would have the effect of lowering our gross margins.

Our business depends on "hit" products, so if we fail to anticipate changing consumer preferences and produce "hits", we could suffer declining revenues.

         The market for interactive entertainment software is largely "hits" driven. Few such entertainment software products achieve sustained market acceptance and are regarded as "hits", and yet the products that are "hits" account for a substantial portion of revenues in the video game and computer software industry. Our future results from operations, profitability and financial condition could be negatively impacted if we fail to publish or distribute "hit" titles for popular interactive platforms. We cannot provide assurance that we will be able to publish "hit" titles in the future. Our ability to develop a "hit" title or titles is dependent on a variety of factors, many of which are beyond our control, including:

         o public tastes and preferences change rapidly and are hard to predict;

         o the timing and pricing of new interactive entertainment products published by us;

         o the brands, timing and pricing of new interactive entertainment products published by our competitors;

         o   critical previews and reviews of our products; and

         o   the   availability,   appeal  and   pricing   of  other   forms  of
             entertainment.

         If we fail to accurately predict or promptly respond to these factors, our sales could decline. Additionally, in the event that we do not achieve adequate market acceptance of a particular product, we could be forced to accept substantial product returns or grant significant markdown allowances in order to maintain a good working relationship with retailers to ensure access to their distribution channels.

Introduction of next-generation platforms leads to a decline in sales of software products for prior platforms.

         Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for prior platforms. Sony introduced its PlayStation 2 computer entertainment system in October 2000. More recently, in November 2001, Microsoft introduced its new Xbox entertainment system and Nintendo introduced its new Game Cube console. On-going sales of our software products for Sony's original PlayStation game console or for Nintendo's N64 game console have been adversely affected as a result of consumer preferences shifting to newer video game systems. We expect this trend to continue until one or more new platforms achieve a widely installed base of consumers. Obsolescence of software for prior interactive platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

Delays in the introduction of new platforms adversely affect potential revenue.

         Our ability to effectively sell our products depends in large part on platform licensors' timely introduction of their next-generation interactive systems and the licensors' achievement of market acceptance for their platforms. Our ability to continue to sell software products that are compatible with older target platforms are dependent upon the platform licensors' efforts to continue to encourage resellers' and end users' ongoing interest in such older platforms. Limited availability of older platforms as part of a manufacturer's efforts to prepare for the commercial introduction of a new platform (e.g., the limited availability of PlayStation consoles in the United States during the first half of 2000 in preparation for Sony's launch of the PlayStation 2 in the Fall of
2000)
adversely affects our sales of software products for such older interactive platforms and resulting revenues from operations. Similarly, delays in the introduction of new interactive platforms or the limited availability of hardware following the introduction of a new interactive platform (as occurred, for example, following the commercial release of the PlayStation 2 computer entertainment system in the United States) also adversely affect our revenues, and result in significant uncertainty about our quarterly and fiscal year results.

Our business could be adversely affected by the illegal copying of our software or by infringement claims brought by or against us.

         Although we use copy-protection devices, unscrupulous individuals or entities may be able to make unauthorized copies of our products or otherwise obtain and use our proprietary information and related intellectual property rights. In the event of the occurrence of a significant amount of illegal copying of the software products published or distributed by us, our resulting revenues from operations could be significantly and adversely affected.

         Although we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, we cannot provide assurances that claims of infringement will not be made against us. Any such claims, with or without merit, can be time consuming and expensive to defend.

If Internet-based game play becomes popular, we may need to quickly develop products and establish a viable Internet business model to remain competitive.

         A number of software publishers have developed or are currently developing server-based Internet games for consumers to access and enjoy over the Internet. If the Internet becomes a more popular venue for interactive video games and computer software, in order to remain competitive, we may need to rapidly develop and release additional games for the Internet, and continue to refine our business models for Internet-based games.

         In December 1999, we were issued a U.S. patent that could allow us to create a new genre of Internet-based games and related business models for such entertainment products. However, in order to fully develop the patent's potential, investment would be required in research and development or to obtain rights to complementary Internet-related technologies. Without the required investment in research and development or without obtaining rights to technologies that would allow us to exploit our Internet-related patent, we cannot be certain that we will be able to fully utilize the patent in a commercially successful manner. In addition, even if we are able to use the patent in connection with the development of new Internet games or other forms of interactive entertainment that are intended to be experienced through the Internet, the development of such products will require additional investments by us. We cannot be certain that such products will be commercially successful, nor can we even be certain that our investments in developing and marketing such products will be recouped by our sales or licenses of such potential future products.

Rating systems for interactive entertainment software, government censorship, or retailer resistance to violent games could inhibit our sales or increase our costs.

         The home video game industry requires interactive entertainment software publishers to identify products within defined rating categories and communicate these ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product's rating. If we do not comply with these requirements, it could delay our product introductions and require us to remove products from the market.

         Legislation is currently pending at both the federal and state level in the United States and in certain foreign jurisdictions to establish mandatory video game rating systems. Mandatory government-imposed ratings systems for interactive entertainment software products may eventually be adopted in many countries. Due to the uncertainties inherent in the implementation of such rating systems, confusion in the marketplace may occur and publishers may be required to modify or remove products from the market. However, we are unable to predict what effect, if any, such rating systems would have on our business.

         Many foreign countries have laws that permit governmental entities to censor the content of certain works, including interactive entertainment software. As a result, we may be required to modify some of our products or remove them from the market that could result in loss of revenues and additional costs to remedy such situation.

         Certain retailers have in the past declined to stock some software products because they believed that the content of the packaging artwork or the underlying products themselves would be offensive to these retailers' customer bases. Although such actions have not yet affected us, we cannot be certain that our distributors or retailers will not take such actions in the future.

If the U.S. economy continues to weaken or enters a recession, our business and results from operations could be adversely affected.

         We are subject to risks arising from adverse changes in consumer spending patterns. Because of the recent economic slowdown in the United States, many consumers may delay or reduce purchases of non-essential products and services. If the economic slowdown in the United States leads to decreased consumer spending on entertainment products, sales of our products would likely decline and revenues and results from operations could be significantly and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at December 31, 2001:

              Short-term investments       Average            Cost           Fair Value
              ---------------------     Interest Rate    (in thousands)    (in thousands)
                                        -------------    --------------    --------------
Fixed rate............................      1.42%             $6,115            $6,124

         The aggregate fair value of the our restricted cash included in our investment portfolio as of December 31, 2001, by contractual maturity date, consisted of the following:

                                                Aggregate Fair Value
                                                   (in thousands)
                                                   --------------
Due in one year or less.....................          $5,961

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits have been filed with this report:

  Exhibit
  Number                                 Exhibit Name
  ------                                 ------------

     10.12E Fifth Amendment to the Loan and Security  agreement by and among The
            3DO Company (California), The 3DO Company (Delaware), 3DO Europe and certain lenders as signatories and Foothill Capital Corporation.

      (b) A current report on Form 8-K was filed on December 11, 2001 to report the issuance of 15,820 shares of Series A Convertible Preferred Stock and related warrants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE 3DO COMPANY

Dated:  February 14, 2002             /s/
                                      ------------------------------------------
                                      William M. Hawkins III
                                      Chief Executive Officer,
                                      Chairman of the Board
                                      Principal Financial Officer and
                                      Accounting Officer
                                      (Duly Authorized Officer)