Form 10-K
period 2002-03-31
3DO CO
filed 2002-07-02
CIK 898441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

Commission File Number 0-21336

THE 3DO COMPANY
(Exact name of Registrant as specified in its charter)

Delaware	94-3177293
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

200 Cardinal Way, Redwood City, California 94063
(Address of principal executive offices and zip code)

(650) 385-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of May 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $27,431,942 (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2002, the number of outstanding shares of the Registrants’ Common Stock was 58,672,141.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

OVERVIEW

The 3DO Company is a developer and publisher of branded interactive entertainment software. We have developed products for several multimedia platforms including personal computers, the PlayStation game console, the PlayStation 2 computer entertainment system, the Nintendo 64 game system, the Nintendo Game Boy Color hand-held game system, and the Nintendo Game Boy Advance hand-held game system. We are also developing software, but have not shipped, for other next generation video game consoles including the Nintendo Game Cube and the Microsoft Xbox. We will continue to develop products for our existing brands across multiple categories, or “genres,” and platforms while we develop new products and brands to expand our current variety of products. Our existing brands include Army Men, Cubix, Heroes of Might and Magic, High Heat Baseball and Might and Magic. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment.

We distribute our products through a broad variety of retail outlets, including mass merchants, warehouse club stores, computer and software retail chains other specialty retailers and Internet retailers. We sold our products to over 20,000 retail outlets in fiscal 2002. Our largest retail customers in fiscal 2002 were Best Buy, Blockbuster Entertainment, Electronics Boutique, Game Stop, Jack of All Games, KayBee Toys, Target, Toys “R” Us and Wal-Mart.

Our software publishing revenues decreased to $53.7 million in fiscal 2002 from $80.0 million in fiscal 2001 and $118.5 million in fiscal 2000. Our net loss was $47.3 million in fiscal 2002 compared to a net loss of $77.0 million in fiscal 2001 and net income of $0.2 million in fiscal 2000. Research and development costs decreased to $29.5 million in fiscal 2002 from $48.9 million in fiscal 2001 and from $34.3 million in fiscal 2000. The change in net income during fiscal 2002 is the result of an emphasis on reducing operating expenses. Our total assets were $44.9 million as of the end of fiscal 2002 compared with $66.6 million for fiscal 2001 and $97.8 million as of the end of fiscal 2000. At March 31, 2002, we had an accumulated deficit of $251.9 million. These circumstances raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent on our ability to obtain adequate funding and eventually establish profitable operations through increasing revenues and controlling costs. We began this process during the third quarter of fiscal 2002 by implementing a restructuring program to align our cost structure with our projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Also, we have recently signed a new line of credit agreement with a financial institution, which will provide us with additional liquidity. As part of the line of credit agreement, we have agreed to complete a new equity or subordinated debt financing of $4.6 million by October 1, 2002. Additionally, we have recently amended our headquarters office lease and its furniture lease agreements. The amended lease agreements allow us to reduce future lease payments and enable us to utilize our restricted cash balances for some of the future lease payments. In fiscal 2002, we released 26 new products compared to 35 new products in fiscal 2001 and 31 new products in fiscal 2000. New products consist of new brands, sequels and line extensions released on one or more platforms. We are currently developing over 30 new products that we expect to release during fiscal 2003 or the first half of fiscal 2004.

INDUSTRY BACKGROUND

The home interactive game market consists of software distributed on disc and cartridge media for use solely on dedicated hardware systems, and software distributed on CD-ROMS for use on PCs. Disc media includes DVD-ROM discs for use on the Sony PlayStation 2 and Microsoft Xbox, proprietary discs for use on the Nintendo Game Cube and CD-ROM discs for use on the Sony PlayStation. The Nintendo Game Boy Advance is the only current platform that uses cartridges. Until 1996, most software for dedicated platforms was sold in cartridge form. Since then, disc-based products have become increasingly popular because they have substantially greater data storage capacity and lower costs than cartridges. As the technology of the hardware has advanced, the software has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of disc-based media for systems such as the Sony PlayStation 2, Microsoft Xbox and the Nintendo Game Cube enables them to provide richer content and longer play. This new generation of systems is based primarily on 128-bit technology. The latest hand-held platform, Game Boy Advance, uses 32-bit technology.

The introduction of new generation of game consoles has spurred progressively stronger sales than the previous generation. Each new generation of game consoles have a cycle of approximately four to six years before it is replaced with the next generation. At the end of each cycle, when the introduction of a new generation of home game consoles is announced, sales of the current generation of platforms and games generally diminish, as consumers defer purchases in anticipation of the new platforms and games. The next-generation consoles include Sony’s PlayStation 2, released in 2000, the Nintendo Game Cube and Microsoft Xbox, each released in 2001. We believe that the poor performance of our industry in 2000 and 2001 was impacted by the transition to the new generation of platforms and that these next-generation home game consoles will quickly dominate the videogame market, creating strong demand for games played on these platforms. Videogame software is created by the platform manufacturers and by many independent developers. Platform manufacturers license publishers to publish games for their platforms and retain a significant degree of control over the content, quality and manufacturing of these games. The developers, subject to the approval of the platform manufacturers, determine the types of games they will create. Software publishers either create their games in-house, through their own development teams, or outsource this function to independent developers.

The interactive entertainment software market can generally be divided into several game categories or genres. The most popular genres include action, puzzle/board/card, sports, and adventure/role playing. The hit-driven nature of the market has often led to higher production budgets for titles as well as more complex development and production processes and longer development cycles. Publishers with a history of producing hit titles have generally enjoyed a significant marketing advantage because of their heightened brand recognition and customer loyalty. To capitalize on this heightened brand recognition and customer loyalty, some publishers have introduced sequels or line extensions of their hit titles. Sequels are typically new releases of games based upon the original game concept that also include new characters, settings, and game-play attributes. Line extensions are typically new releases of games based upon the same successful brands and offering the brand in a different genre and/or on additional platforms.

The importance of the timely release of hit titles, as well as the increased scope, complexity and expense of the product development and production process, have increased the publisher’s need for disciplined product development processes that limit cost and schedule overruns and reduce development time. Further, this need has increased the importance of leveraging the technologies, characters and story lines of past or existing hit titles into additional interactive entertainment software products in order to spread development costs among multiple products.

INTERACTIVE ENTERTAINMENT SOFTWARE DEVELOPMENT

With 288 studio employees as of March 31, 2002, the majority of our development occurs internally. Our internal development studios are 3DO Redwood City (Redwood City, California) and New World Computing (Agoura Hills, California).

Historically we have developed products for several multimedia platforms including personal computers, the PlayStation 2 computer entertainment system, the PlayStation game console, the Nintendo Game Boy Color hand-held game system, the Nintendo Game Boy Advance hand-held game system, the Nintendo 64 game system, and the Internet. We are also developing software for other next generation video game consoles, such at the Nintendo Game Cube and the Microsoft Xbox. We will continue to develop products for our existing brands across multiple categories, or “genres,” and platforms while we develop new products and brands to expand our current variety of products. Our existing brands include Army Men, Heroes of Might and Magic, Cubix, High Heat Baseball and Might and Magic. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. Software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

The Company’s current release schedule is primarily developed around the PC, PlayStation 2, Xbox, Game Boy Advance and Game Cube. The Company will continue to support legacy systems, such as PlayStation, on a limited basis. The Company anticipates that the eventual installed base next-generation consoles will provide a market for its software large enough to substantiate software sales at levels greater than those achieved in 2000 and 2001.

We believe our internal studios allow us to maintain better control over product quality, development costs and development schedules in comparison to companies that outsource product development to external development studios. By developing more of our interactive entertainment software internally, we retain ownership of the technology we develop and spread our investment in research and development across brands, platforms and genres by utilizing the existing code written for previous games.

Our internal studios consist of several development teams, all of which report to our Senior Vice President of Product Development. Each team is dedicated to the development of a particular product for the duration of a specific project. A team generally consists of producers, engineers, designers, programmers and artists. We allocate personnel to brands and platforms to maintain brand continuity and creativity in development while seeking to maximize productivity from experts in the technology for each hardware platform.

Employees from our internal studios, as well as from our sales, marketing and executive teams, generate interactive entertainment software game concepts. Concept or theme proposals are reviewed and approved by our executive team. We also conduct product and marketing focus groups to determine the potential market for a new product or brand. Once a game is approved, we assign an executive producer and a product-marketing manager to oversee its development and marketing. This team develops a design document and script for the game, as well as a timeline. During development, our development management reviews each product’s development progress against predetermined milestones, as well as market conditions and the title’s potential financial performance. If market conditions or development milestones indicate that the product will not achieve the approved strategic or financial plan, we either take corrective actions or terminate the product and reallocate current resources to other projects. Prior to release for shipment to our customers, our development management team and our internal testing group complete extensive tests on each product.

We complement our internal development with external resources. External development firms are used to develop games:

•	on platforms that are not supported by internal capabilities (e.g., Game Boy Color and Game Boy Advance),

•	that utilize unique technologies developed and owned by the external developer,

•	when the nature or timing of the desired development could be more efficiently performed externally,

•	in order to provide unique capabilities (e.g., localization).

SALES, MARKETING AND DISTRIBUTION

We target the retail channel and consumers through a variety of sales, advertising and marketing campaigns including print media, public relations, Internet marketing and television. The selling and marketing strategies associated with a particular product may vary depending upon the product platform. Advertising and marketing campaigns for interactive entertainment software for the personal computer usually require expenditures in print media such as trade magazines, newspapers and consumer magazines. These expenditures may be supplemented by partnering with third parties who wish to advertise their products within our video games. Historically, products for the video game console platform generally required a more significant investment in the production of a television campaign. During fiscal 2002, we have reduced spending on television advertising and plan to further reduce our television spending in fiscal 2003. Consumers for the next generation video game console appear to be best reached by expenditures in print media, including online marketing.

Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software publishers, and in particular interactive entertainment software publishers, for high quality retail shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return privileges and other concessions. Retailers and distributors also consider, as important competitive factors, marketing support, quality of customer service and historical performance. Our products constitute a relatively small percentage of any retailer’s sales volume.

North America.    We distribute and sell our interactive entertainment software in North America through direct relationships with major retail customers, as well as through third party distributors. Our distributors primarily sell products for the personal computer platform. In addition to our internal sales and marketing organization focused on sales to major North American retailers and distributors, we also utilize independent sales representative firms that specialize in the sales and marketing of products for video game console platforms. Our largest customers in fiscal 2002 were:

Best Buy	Jack of all Games
Blockbuster Entertainment	K-mart
Cokem International, Ltd.	Navarre Corporation
Electronics Boutique	Toys “R” Us
Game Stop	Wal-Mart
Ingram Entertainment

In fiscal 2002, sales to Cokem International, Ltd. represented 12% and Toys “R” Us represented 10% of our total software publishing revenues. Accounts receivable for these customers at March 31, 2002, represented 1% of total accounts receivable for Cokem International, Ltd. and 3% of total accounts receivable for Toys “R” Us. In fiscal 2001, sales to Wal-Mart represented 15% of our total software publishing revenues. Accounts receivable at March 31, 2001, represented 24% of total accounts receivable for Wal-Mart. In fiscal 2000, sales to Wal-Mart represented 14% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 44% of our software publishing revenues in fiscal 2002, 49% of our software publishing revenues in fiscal 2001, and 40% of our software publishing revenues in fiscal 2000.

International.    At the end of March 2002, 3DO Europe Ltd began a change in distribution shifting from direct distribution of its products for the United Kingdom and distribution agreements throughout Europe, to a series of licensing agreements covering all European countries. Under these new licensing agreements, the licensee receive master copies of the software code and packaging, which they can manufacture, market and sell to distributors or retailers in exchange for royalty payments. Our European sales and marketing staff previously focused on product distribution has been cut back and now works with these licensors to continue the successes that we have enjoyed in these countries. We also have licensing agreements in Asia and Latin America. We also have product distribution agreements for New Zealand and Australia under which our distributors purchase full packaged products from us for resale to retailers. Sales from our European entity for fiscal 2002 were $12.2 million and were $14.0 million in fiscal 2001. Costs and expenses for fiscal 2002 were $9.1 million and were $15.4 million in fiscal 2001. Assets for this entity were $5.6 million at March 31, 2002 and $8.9 million at

March 31, 2001. Because of the change in direction discussed above, we anticipate that both sales and expenses will decline for our European entity in fiscal 2003.

Internet.    We currently maintain a web site that contains a detailed description of products and game play. The site offers consumers the ability to purchase packaged versions of our products online, directly from us, for conventional delivery to their homes.

MANUFACTURING

We believe that our principal strengths are designing and developing strong, high quality interactive entertainment software brands. In order to concentrate our efforts on brand and title development, we have established relationships with JVC, Sony and Nintendo to outsource manufacturing and physical distribution of our titles. We also outsource these functions to take advantage of the manufacturing economies of scale, which these major companies can offer, and to avoid the capital investment and overhead costs inherent in establishing and maintaining internal manufacturing operations.

Sony Computer Entertainment America (“SCEA”) has granted us a non-exclusive license to develop and distribute entertainment software products for the PlayStation 2 computer entertainment system and PlayStation video game console in the United States, Canada and Europe. The agreements grant us licenses to use proprietary Sony software and hardware to develop titles for the PlayStation and PlayStation 2 and to use Sony trademarks to market, distribute and sell titles for these platforms. Development of new games under this agreement is subject to approval by Sony and testing and approval of the completed game by Sony is required prior to market introduction. We pay Sony a per unit royalty for each unit manufactured. Sony is the exclusive manufacturer of products licensed under these agreements.

Nintendo has granted us a non-exclusive license to utilize proprietary programming specifications, development tools, trademarks, and other intellectual property rights solely in order to develop and distribute video game software for play on the Game Cube system throughout the Western Hemisphere. Development of new games for use under this agreement is subject to approval by Nintendo and testing and approval of the completed game by Nintendo is required prior to market introduction. We also have similar licenses for the Game Boy Color in the United States and Europe, Game Boy Advance in the Western Hemisphere and Nintendo 64 system throughout the Western Hemisphere and Western Europe, Australia, New Zealand, South Africa and certain countries of Eastern Europe. Additionally, Nintendo has exclusive responsibilities for establishing and fulfilling all aspects of the manufacturing process. Under these agreements, after licensing a product, we buy discrete quantities of licensed game software units from Nintendo for sale. We pay Nintendo a per unit royalty for each unit manufactured.

JVC manufactures our personal computer CD-ROMs. We have granted JVC a non-exclusive license to replicate compact discs of our executable game software code and assemble and package materials to create a finished product. Prices for replication are pursuant to prices submitted by written quotation or contract and are subject to change annually by JVC based on changes in material and labor costs and market conditions. Additionally JVC provides warehousing services and takes orders from us for finished products and packages and prepares them for shipping. At no time does JVC acquire any ownership rights to items we supply to it. Either party with 60 days’ prior written notice may terminate the contract.

Before we start shipping a product, we provide our manufacturers with a title’s software code and related artwork, user instructions, warranty information, brochures and packaging designs. JVC, Nintendo and Sony manufacture based on purchase orders we submit in the ordinary course of business. JVC, Nintendo and Sony generally ship our titles within two weeks after receiving our order. Nintendo generally ships game cartridges titles within four to six weeks after receiving our order primarily due to the additional time required to manufacture overseas. Although we depend on a limited number of manufacturers, we have not experienced any material difficulties or delays in the manufacture of our titles, nor have we experienced any material delays due to title defects or due to the unavailability of components or raw materials. Our software titles carry a 90-day limited warranty.

INTELLECTUAL PROPERTY

We hold copyrights on our products, product literature, advertising and marketing materials, and other published materials. We also hold a patent in Internet gaming. We also hold trademark rights in our corporate name and logo, as well as in certain of our product names and publishing labels. We have licensed certain products to third party for manufacture and distribution in particular geographic markets, principally outside of North America and Europe, and we receive royalties in connection with such licenses. We currently outsource some of our product development to third-party developers, and have a policy of endeavoring contractually to retain all intellectual property rights relating to such externally developed projects.

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

We rely on existing copyright laws to prevent the unauthorized reproduction and distribution of our software. However, existing copyright laws afford only limited protection. Policing unauthorized use of our products is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States or are weakly enforced, and consequently legal protection of our rights may be ineffective in such countries. Additionally, if we seek to leverage our software products using technologies, such as the Internet and on-line services, it may become more difficult to protect our intellectual property rights and to avoid infringing the intellectual property rights of others. Furthermore, the intellectual property laws are less clear with respect to such technologies. We cannot be certain that existing intellectual property laws will provide adequate protection for our products and services in connection with such technologies.

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

We license certain copyrights and trademarks for use in our High Heat Baseball brand and pay applicable royalties to Major League Baseball Properties, Inc. and the Major League Baseball Players Association. We also license certain copyrights and trademarks for use in our Johnny Moseley and Cubix brands. If we should be unable to maintain or renew those licenses for use in High Heat Baseball, Johnny Moseley and Cubix, we would be unable to release additional sequels and line extensions for those brands and our operating results could be materially adversely affected.

COMPETITION

The interactive entertainment software industry is intensely competitive and is characterized by the frequent introduction of new hardware systems and software products. Our competitors vary in size from small companies to very large corporations with significantly greater financial, marketing and product development resources than us. Due to these greater resources, some of our competitors are better able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and pay higher fees to licensors of desirable properties and to third party software developers. Our competitors may spend more time and money developing games, which could result in their games being perceived as having more depth, better graphics or more sophisticated content. We believe that the principal competitive factors in the interactive entertainment software industry include brand name recognition, entertainment value of specific titles, product features, quality, ease of use, price and product support.

We compete primarily with other publishers of interactive entertainment software for personal computers and video game consoles. Significant competitors include Acclaim Entertainment, Activision, BAM Entertainment, Eidos, Electronic Arts, Infogrames, Interplay, Lucas Arts, Midway, Sega, Take-Two Interactive, THQ, Ubi Soft International and Vivendi Universal. In addition, integrated video game console hardware/software companies such as Sony, Microsoft and Nintendo compete directly by developing their own software titles for their respective platforms. Large diversified entertainment or software companies, such as The Walt Disney Company, own substantial libraries of available content and have substantially greater financial resources than us, may decide to compete directly with us or to enter into exclusive relationships with our competitors.

GOVERNMENT REGULATION

The home video game industry requires interactive entertainment software publishers to provide consumers with information about graphic violence and sexually explicit material contained in their interactive entertainment software products. This system requires publishers to identify particular products within defined rating categories and communicate such ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product’s rating.

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

Many foreign countries have laws that permit governmental entities to censor the content of certain works, including interactive entertainment software. As a result, we may be required to modify our products to comply with these requirements, or withdraw them from the market that could result in additional expense and loss of revenues.

Certain retailers have in the past declined to stock some software products because they believed that the content of the packaging artwork or the products would be offensive to their customer base. Although such actions have not yet affected us, we cannot be certain that our distributors or retailers will not take such actions in the future.

EMPLOYEES

As of March 31, 2002, we employed 362 full-time employees and 25 independent contractors to supplement our permanent work force. These employees provided services in the following areas: 288 in product development, 30 in sales and marketing, and 44 in finance, administration, distribution and legal services. We believe that our relations with employees are good. None of our employees are subject to collective bargaining agreements.

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

Risks and uncertainties relating to our business and operations

Our ability to meet cash requirements and preserve liquidity is dependent on timely product releases, attainment of our sales and licensing objectives and maintaining tight controls over spending. If our cash requirements cannot be satisfied from operational cash flows, we may be forced to sell assets, refinance existing indebtedness, or further reduce our business, operations and related activities. Due to these factors, we may need to combine with another company in order to obtain additional resources to remain competitive.

We recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At March 31, 2002, we had an accumulated deficit of $251.9 million. These circumstances raise substantial doubt about our ability to continue as a going concern.

We cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and dividend requirements and repay any underlying indebtedness at maturity. Our Loan and Security Agreement with GE Capital Commercial Services, Inc. (“GE Capital”) dictates that we raise $4.6 million through an equity or subordinated debt financing by October 2002 or we may not be able to utilize our scheduled increases in our maximum borrowing amount. If we do not achieve the cash flows that are anticipated from our plan to raise capital, our planned product release schedules and attainment of our forecast sales objectives, or if we do not maintain availability under the accounts receivable credit line from our bank, we may not be able to meet our cash requirements from operational cash flows. In such event we will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures will require third-party consents or approvals, including that of our bank, and we cannot provide assurances that such consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected and we could be forced to cease operations.

Although actions we have taken, including recent reductions of workforce, spending reductions in marketing and renegotiation of the lease of our headquarters facility, which are expected to contribute to returning our operations to profitability, we cannot assure our shareholders and investors that we will achieve profitability in fiscal 2003 and beyond, nor can we provide assurances that we will successfully complete the development of products planned for release or achieve the sales necessary to avoid further expense reductions in the future.

Our future capital needs are uncertain and there is a risk of us becoming insolvent if we cannot satisfy future capital needs in a timely manner.

On October 9, 2001, we raised $9.75 million in equity financing. Then, on December 10, 2001, we raised $15.8 million in additional equity financing. We will need to raise $4.6 million in additional financing by October 2002 in order to a meet a financial covenant with our GE Capital line of credit. We are exploring raising additional debt or equity financing although we do not have definitive plans. Our ability to maintain sufficient liquidity in the future is dependent on us successfully achieving our product release schedules, raising additional capital and attaining our forecasted sales objectives, and on the continued availability of an accounts receivable line of credit with a financial institution. If we are unable to achieve our projected sales forecasts or if we should lose the availability of an accounts receivable credit line, we will need to raise capital to meet our capital needs. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

If the popularity of our brands lessens, revenues could decline.

Significant portions of our historical revenues have been derived from a limited number of brands. A decline in the popularity of one or more of these brands could adversely affect revenues from operations, and require us to revise the forecasts of our future business. Our product strategy is to extend our established interactive entertainment software brands across multiple genres and platforms in order to better differentiate our products to consumers and retailers. Each of our current brands is based on a well-defined computer game environment, or “fantasy world.” We create fantasy worlds in our products that allow users to engage in activities that they otherwise may be unable to perform, in settings to which they may not otherwise have access. We develop products in the most popular genres, which include action, strategy, adventure/role playing, sports and family entertainment. We believe that consumers who have enjoyed game playing in a distinctive fantasy world are more likely to buy other products based on the same or a similar fantasy world. We offer consumers of our products both sequels and line extensions of games they already own, as well as new game experiences in different genres within a familiar fantasy world. Our brands include Army Men, Cubix, Heroes of Might and Magic, High Heat Baseball, Johnny Moseley, and Might and Magic. We employ our branding strategy to leverage our marketing efforts so longer-lived brands can yield results across multiple platforms and multiple years.

Breach of our financing arrangements could result in default and cause the termination of our existing line of credit.

If we violate the financial or other covenants contained in the Loan and Security Agreement, dated June 27, 2002 that we entered into with GE Capital, and such default is not timely cured or waived, GE Capital could pursue its contractual remedies against us. These could include: (1) decreasing advance rates (2) restricting advances (3) penalty rates of interest, (4) restricting the seasonal line limits necessary to achieve our plan, (5) penalty fees associated with our line of credit, (6) acceleration of our financial obligations to the bank, and/or (7) the foreclosure on any assets securing our indebtedness to GE Capital. In accordance with the Loan and Security Agreement, we are obliged to meet certain specified levels for current ratio, debt to equity ratio, net sales, net income, net worth, and not exceed specified spending levels. We are also required to raise an additional $4.6 million of equity during fiscal 2003 as well as maintain the effectiveness of other covenants relating to our operations. We cannot provide assurances that we will be able to remain in compliance in the future with the financial covenants and other contractual obligations set forth in the Loan and Security Agreement. Additionally, should we be in default of the agreement in the future, we cannot provide assurances that the bank will agree to waive such non-compliance or amend the Loan and Security Agreement in a manner that would permit us to be in compliance with the financial covenants and other obligations under the Loan and Security Agreement. Further restrictions on spending may be breached in order to offer greater discounts on products or additional marketing spending to meet competitive pressures.

If we do not introduce products on a timely basis, revenue, profit and cash flow could be negatively impacted.

Since video games and computer software products have relatively short life cycles, with many products having a sales life cycle of less than six months, we are continuously developing new products in order to generate revenues that can sustain our operations and allow us to achieve our business plans. The timely development and commercial release of a new video game or computer game depends on a variety of factors, including the creative design and development process, testing and debugging, obtaining the approvals of third-party content licensors, obtaining the approvals of hardware platform licensors (such as Sony and Nintendo), and manufacturing and assembly of production units of such products. The development of games for technically sophisticated next-generation interactive platforms is a relatively complex, expensive and time-intensive undertaking that requires the coordinated services of numerous employees and contractors working for us. Delays incurred in the development, approval or manufacturing processes may result in delays in the introduction of our products. Delay in the commercial release of a new product that results in that product’s introduction slipping from one fiscal quarter to the next is likely to have an adverse effect on our resulting revenues for the affected quarter since initial shipments of a new product typically account for a high percentage of the product’s total net revenues over its life.

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

Our stock could be delisted from the Nasdaq National Market.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below a specified level for an extended period of time. On March 22, 2002, the NASDAQ Staff notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), we were provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, NASDAQ notified us that we had not regained compliance with marketplace Rule 4450(e)(2) and as a result our securities will be delisted from The Nasdaq National Market at the opening of business on July 1, 2002. We, however, intend to request a hearing regarding the Nasdaq staff determination and will present its plan of action, which may include a reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. The request for a hearing will suspend the delisting action until the Nasdaq Listing Qualifications Panel reaches a final decision on the Company’s appeal, but there can be no assurance that the Panel will decide in the Company’s favor.

There can be no assurance that Nasdaq’s Listing Qualifications Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock. We will not be notified until the Panel makes a formal decision. Until then, our common stock will continue to trade on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASDAQ SmallCap Market. Moving to the Nasdaq SmallCap Market could allow holders of our Series A Convertible Preferred Stock to force the redemption of their shares at 125% of the original issue price plus dividends. If our common stock was delisted, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers.

The concentration of our sales and accounts receivable in a limited number of customers increases our reliance on that limited number of customers.

In fiscal 2002, sales to Cokem International, Ltd. represented 12% and Toys “R” Us represented 10% of our total software publishing revenues. In fiscal 2001, sales to Wal-Mart represented 15% of our total software publishing revenues. In fiscal 2000, sales to Wal-Mart represented 14% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 44% of our software publishing revenues in fiscal 2002, 49% of our software publishing revenues in fiscal 2001, and 40% of our software publishing revenues in fiscal 2000.

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

A number of our existing products and planned products are based on trade names, trademarks, logos, or copyrighted materials that are licensed from third parties (e.g., Major League Baseball, Major League Baseball Players Association, Johnny Moseley, and Cubix). License agreements for these third-party rights typically remain in effect for two to five years. In general, license agreements may be terminated by the licensors upon the occurrence of any of a number of events or circumstances, such as the failure to timely pay the sums that are owed to the licensor, material breach of other provisions of such agreements, or as a result of bankruptcy or insolvency. We cannot provide assurance that we will be able to obtain or will be able to extend the term of any third-party intellectual property licenses. An inability to obtain a desired license or the loss of existing license rights would prevent us from publishing particular products or could limit our sales of unlicensed versions of comparable products which would not feature the trademarks or other intellectual property rights of third-party licensors.

Platform licensors can influence the number of video games that we publish on their respective platforms, as well as our product release schedules, and resulting revenues and gross margins.

We depend heavily on non-exclusive licenses with Sony and Nintendo for the right to publish titles for their platforms and for the manufacture of our software products designed for use on their platforms. Our licenses with Sony and Nintendo require that we obtain their concept approval for each of the products that we would like to publish, as well as their approval of the completed games and associated manuals, packaging artwork and marketing materials. This approval process could cause a delay in our ability to release a new title and could cause us to incur additional expenses to modify our products in order to obtain such approvals. As a result, the number of titles that we are able to publish for these licensors’ platforms may be limited or may be delayed from our originally planned product release schedules.

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

Both Sony and Nintendo are the sole manufacturers of the titles that we publish under licenses from them. These license agreements provide that the manufacturer may raise the costs that it charges for the units that it manufactures at any time and allows the manufacturer substantial control over whether and when we can release new titles. Additionally, the two to six week manufacturing and delivery cycle for software products for the Game Cube, the Game Boy Color and Game Boy Advance handheld game systems, and the Nintendo 64 game console requires us to accurately forecast retailer and consumer demand for our titles far in advance of planned product releases and expected sales of such software products. Nintendo cartridges are also more expensive to manufacture than CD-ROMs and DVDs, resulting in greater inventory risks for those titles.

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

The interactive entertainment software market and the personal computer and video game console industries in general have been affected by rapidly changing technology, which has led to the early obsolescence of particular platforms and compatible software titles. Our titles have historically been developed and published primarily for multimedia personal computers and video game systems, including the Nintendo 64 and PlayStation game consoles, the PlayStation 2 computer entertainment system, and the Game Boy Color and Game Boy Advance handheld game systems. We have not as yet obtained the license required in order to publish titles that would be compatible with Microsoft’s Xbox entertainment system. No assurance can be given that we will be able to conclude agreements with Microsoft for the publishing of titles compatible with the Xbox entertainment system. If we should be unable to obtain licenses for new interactive entertainment platforms, we would not be able to publish software titles compatible with the affected systems, which could have an adverse effect on our business. While we cannot provide assurances that we will be successful in our efforts to conclude appropriate licensing agreements with the licensors of new interactive platforms, we have previously been successful in negotiating new agreements with platform licensors.

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

We establish an allowance for estimated future product returns and price concessions at the time of shipment, based on our historical sell through and return data, our specific minimum low price used for price protection, the level of channel inventory and units for the product previously shipped, and we recognize revenues net of these allowances. Management monitors and adjusts our product returns and pricing allowances throughout the year in order to reflect market acceptance of our products, retail and distributor inventory levels of our products, and results of our prior returns programs and pricing allowances. Our reserve allowance for product returns and pricing allowances was $5.7 million as of March 31, 2002. If we experience product return rates or provide pricing allowances that exceed our estimates based on historical experience, our operating results could be significantly and adversely affected. In addition, if future products should prove to be defective, we would lose potential revenues from sales of the affected product units and may incur an unplanned increase in expenses in connection with efforts to remedy the situation.

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

While we develop the majority of our titles internally, third-party developers develop many products. A delay in the work performed by a third-party developer may result in delay of our release of the affected product. As importantly, the work performed by third-party developers may not meet our quality standards, and, as a result, we may terminate the development contracts with some developers. Our hardware licensors (e.g., Sony and Nintendo) require that third-party developers obtain and maintain licensor authorization to develop games on our behalf that are compatible with the licensor’s hardware platform. Through no fault of ours, a third-party developer’s authorization to create a particular product for us may be terminated by the hardware platform licensor, at its sole discretion.

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

Our changes to international operations could adversely affect our business.

Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The percentage of our total revenues derived from international software publishing activities increased to 23% in the fiscal year ending March 31, 2002. There can be no assurance that the recent move to a licensing model will generate similar levels of profitability operations. These risks include the following:

•	rely almost exclusively on third parties for sales and distribution of our products

•	increased credit risks and collection difficulties;

•	increased risk of piracy and disputes between licensees on distribution;

•	shipping delays;

•	tariffs and duties;

•	fluctuations in foreign currency exchange rates; and

•	international political, regulatory and economic developments and conditions.

Our quarterly operating results fluctuate significantly causing unpredictability regarding our revenues and income.

We have experienced and expect to continue to experience wide fluctuations in quarterly operating results. We are unable to effectively control many of these factors, which include the following:

•	market acceptance of our titles;

•	the timing and number of new video game consoles;

•	delays in product acceptances by Sony, Nintendo or Microsoft

•	the timing and number of new title introductions by our competitors;

•	increased marketing spending by our competitors relating to the introduction of new titles;

•	changes in pricing policies by our competitors and our actions to meet retailer requests;

•	product returns;

•	the timing of orders from distributors and major retail customers;

•	delays in production and shipment; and

•	the mix of sales of higher and lower margin product in a quarter.

We typically earn a higher gross margin on sales of games that are designed for use with personal computers. Gross margins on sales of products for next generation game console platforms are generally lower because of license fees payable to platform licensors such as Sony, Nintendo and Microsoft, and higher manufacturing costs for game cartridge products for the Game Boy Color and Game Boy Advance handheld game systems. As a consequence, the mix of products sold during each fiscal quarter can significantly affect our gross margins.

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

You should not rely on period-to-period comparisons of our financial results as indications of future results. Our future product releases, operating results, revenues, or profitability could fall below expectations of security industry analysts and investors. Any such shortfall in expectations could cause a decline in the market price of our common stock. Fluctuations in operating results are likely to increase the volatility of our common stock’s price. The market price of our common stock has been volatile and is likely to continue to be highly volatile, and stockholders may not be able to recoup their investment.

If we lose key personnel and are unable to replace them, our operating results could be negatively affected.

Our business operations and prospects for commercial success are largely dependent on the personal efforts of key personnel, particularly Trip Hawkins, our Chairman and Chief Executive Officer. We rely heavily on our internal development studio to design and develop the majority of our products. The loss of any key developers or groups of developers may delay the release of our products. Our success is also dependent upon the ability to hire and retain additional qualified operating, marketing, technical, legal and financial personnel. Competition for personnel is intense, especially in the San Francisco Bay area where we maintain our headquarters. The decline in stock price combined with salary reduction programs and related cost reductions could impact our ability to retain key personnel. Further, we cannot provide assurance that we will be able to successfully attract qualified replacement personnel.

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

Our competitors include the following:

•
Other publishers of interactive entertainment software for personal computers and video game consoles, including Acclaim Entertainment, Activision, BAM Entertainment, Eidos, Electronic Arts, Infogrames, Interplay, Lucas Arts, Midway, Sega, Take-Two Interactive, THQ, Ubi Soft International and Vivendi Universal. Integrated video game console hardware/software companies such as Sony, Microsoft and Nintendo, who compete directly with us in the development of software titles for their respective platforms.

•
Large diversified entertainment or software companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than us, who may decide to compete directly with us or to enter into exclusive relationships with our competitors.

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

Our business depends on “hit” products, so if we fail to anticipate changing consumer preferences and produce “hits”, we could suffer declining revenues.

The market for interactive entertainment software is largely “hits” driven. Few such entertainment software products achieve sustained market acceptance and are regarded as “hits”, and yet the products that are “hits” account for a substantial portion of revenues in the video game and computer software industry. Our future results from operations, profitability and financial condition could be negatively impacted if we fail to publish or distribute “hit” titles for popular interactive platforms. We cannot provide assurance that we will be able to publish “hit” titles in the future. Our ability to develop a “hit” title or titles is dependent on a variety of factors, many of which are beyond our control, including:

•	public tastes and preferences change rapidly and are hard to predict;

•	the timing and pricing of new interactive entertainment products published by us;

•	the brands, timing and pricing of new interactive entertainment products published by our competitors;

•	critical previews and reviews of our products; and

•	the availability, appeal and pricing of other forms of entertainment.

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

Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for prior platforms. Sony introduced its PlayStation 2 computer entertainment system in October 2000. More recently, in November 2001, Microsoft introduced its new

Xbox entertainment system and Nintendo introduced its new Game Cube console. On-going sales of our software products for Sony’s original PlayStation game console or for Nintendo’s N64 game console have been adversely affected as a result of consumer preferences shifting to newer video game systems. We expect this trend to continue until one or more new platforms achieve a widely installed base of consumers. Obsolescence of software for prior interactive platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

Delays in the introduction of new platforms adversely affect potential revenue.

Our ability to effectively sell our products depends in large part on platform licensors’ timely introduction of their next-generation interactive systems and the licensors’ achievement of market acceptance for their platforms. Our ability to continue to sell software products that are compatible with older target platforms are dependent upon the platform licensors’ efforts to continue to encourage resellers’ and end users’ ongoing interest in such older platforms. Limited availability of older platforms as part of a manufacturer’s efforts to prepare for the commercial introduction of a new platform (e.g., the limited availability of PlayStation consoles in the United States during the first half of 2000 in preparation for Sony’s launch of the PlayStation 2 in the Fall of 2000) adversely affects our sales of software products for such older interactive platforms and resulting revenues from operations. Similarly, delays in the introduction of new interactive platforms or the limited availability of hardware following the introduction of a new interactive platform (as occurred, for example, following the commercial release of the PlayStation 2 computer entertainment system in the United States) also adversely affect our revenues, and result in significant uncertainty about our quarterly and fiscal year results.

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

In December 1999, we were issued a U.S. patent that could allow us to create a new genre of Internet-based games and related business models for such entertainment products. However, in order to fully develop the patents potential, investment would be required in research and development or to obtain rights to complementary Internet-related technologies. Without the required investment in research and development or without obtaining rights to technologies that would allow us to exploit our Internet-related patent, we cannot be certain that we will be able to fully utilize the patent in a commercially successful manner. In addition, even if we are able to use the patent in connection with the development of new Internet games or other forms of interactive entertainment that are intended to be experienced through the Internet, the development of such products will require additional investments by us. We cannot be certain that such products will be commercially successful, nor can we even be certain that our investments in developing and marketing such products will be recouped by our sales or licenses of such potential future products.

Rating systems for interactive entertainment software, government censorship, or retailer resistance to violent games could inhibit our sales or increase our costs.

The home video game industry requires interactive entertainment software publishers to identify products within defined rating categories and communicate these ratings to consumers through appropriate package labeling and through advertising and marketing presentations consistent with each product’s rating. If we do not comply with these requirements, it could delay our product introductions and require us to remove products from the market.

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

Certain retailers have in the past declined to stock some software products because they believed that the content of the packaging artwork or the underlying products themselves would be offensive to these retailers’ customer bases. Although such actions have not yet affected us, we cannot be certain that our distributors or retailers will not take such actions in the future.

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

Risks Related to our Securities

Anti-takeover provisions may prevent an acquisition.

Provisions of our Amended and Restated Certificate of Incorporation (including the Certificate of Designations, Preferences and Rights of the Series A convertible preferred stock), Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our Chairman and Chief Executive Officer may be able to influence stockholder actions.

Trip Hawkins, our Chairman and Chief Executive Officer, beneficially owns approximately 38% of our outstanding common stock. Mr. Hawkins is able to significantly influence all matters that require approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares eligible for future sale may negatively affect our stock price.

If our stockholders sell substantial amounts of common stock (including shares issued upon the exercise of options or issued upon conversion of our Series A redeemable convertible preferred stock) in the public market following this offering, the market price of our common stock could fall. The perception that such sales may occur could cause the market price of our common stock to fall on or before the date those shares are first sold. Such sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

Item 2.     Properties

As of March 31, 2002, we leased 174,272 square feet in Redwood City, California and 16,638 square feet in Agoura Hills, California, for an aggregate monthly rent expense of approximately $0.6 million. These facilities house our administrative, research, development, design and sales operations. In addition, we lease 3,600 square feet in London, Great Britain, to house our European operations. On May 14, 2002, we amended the lease on our headquarters facility. The amendment substantially changed the terms of the original lease agreement, which now expires in April 2006. Under the terms of the amendment, we have significantly reduced the monthly cash payments, the term of the lease and the amount of square footage leased. Under the terms of the original agreement dated June 12, 1999, we were required to maintain restricted cash of $5.2 million and a deposit with the lessor of $0.4 million. The amendment granted authorization to use the restricted cash and deposit as follows: $3.8 million will be used for fiscal 2003 rent and operating expenses, $0.7 million for fiscal 2004 rent and operating expenses and $1.1 million for termination fees. A lease for 14,922 vacant square feet in Redwood City expires in May 2002. The lease for the Agoura Hills facility expires in May 2005. The London lease expires in June 2002. We believe that these facilities are adequate for our current needs.

Item 3.     Legal Proceedings

We are engaged in certain legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position, results of operations, or cashflows, although we cannot be certain as to the outcome of such litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

On February 26, 2002, we held a Special Meeting of Stockholders, the holders of our Common Stock approved the issuance of shares of common stock upon conversion of series A redeemable convertible preferred stock, upon payment of dividends and upon the exercise of the related warrants to the extent such issuance would require stockholder approval under the standards of the Nasdaq National Market System.

1.  Votes cast for the issuance of shares of common stock upon conversion of series A redeemable convertible preferred stock, upon payment of dividends and upon the exercise of the related warrants were as follows:

Votes for	Votes against	Votes Withheld
30,255,014	281,618	41,743

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol “THDO.” The following table sets forth the high and low closing sales prices per share of our common stock, as reported on the Nasdaq National Market for the periods indicated.

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2001:
First Quarter	8.50	5.28
Second Quarter	9.88	6.19
Third Quarter	6.50	1.53
Fourth Quarter	3.38	1.69

Fiscal Year Ended March 31, 2002:
First Quarter	7.28	1.63
Second Quarter	5.61	1.98
Third Quarter	2.68	1.44
Fourth Quarter	2.10	0.57

As of May 31, 2002 there were approximately 819 holders of record of 58,672,141 shares of outstanding common stock.

DIVIDEND POLICY

On December 10, 2001, we issued 15,820 shares of redeemable convertible preferred stock. Holders of the redeemable convertible preferred stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company’s option. We accrued approximately $353,000 for dividends payable to holders of record at March 31, 2002. On April 1, 2002, we issued 296,841 shares of common stock as a dividend to preferred stock holders.

We have never declared or paid any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our line of credit with GE Capital prohibits the payment of dividends on our common stock.

Item 6.     Selected Financial Data

The information below should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K, as well as reports and documents filed by us with the Securities and Exchange Commission.

Our initial business model was to develop an interactive video entertainment platform. In 1993, we launched our entertainment platform, but it failed to achieve significant market acceptance. In 1997, we sold most of our hardware systems group assets and focused our operations on our current business of developing and publishing branded interactive entertainment software.

	Year Ended March 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Software Publishing
Revenues	$8,028	$46,468	$118,501	$80,027	$53,748
Cost of revenues	3,916	13,778	44,823	44,650	38,058
Research and development	16,483	25,939	34,275	48,920	29,507
Sales and marketing	4,211	11,946	27,919	30,191	10,719
General and administrative	6,399	8,900	11,307	18,469	12,658
Restructuring costs	—	—	—	1,225	15,007

Total costs and expenses	31,009	60,563	118,324	143,455	105,949

Operating income (loss)	(22,981)	(14,095)	177	(63,428)	(52,201)
Remeasurement of warrant liability	—	—	—	—	4,034
Amortization of warrant issuance	—	—	—	(1,557)	—
Interest and other income, net(1)	1,874	1,119	325	(9,147)	169

Income (loss) before taxes extraordinary charges and cumulative effect of a change in accounting policy	(21,107)	(12,976)	502	(74,132)	(47,998)
Hardware Systems
Revenues:
Royalties and license fees	29,371	—	—	—	—
Development systems and other	90	—	—	—	—
Total revenues	29,461	—	—	—	—
Cost of revenues:
Development systems and other	43	—	—	—	—
Total cost of revenues	43	—	—	—	—
Gross profit	29,418	—	—	—	—
Operating expenses:
Research and development	2,664	—	—	—	—
General and administrative	923	—	—	—	—
Total operating expenses	3,587	—	—	—	—
Operating income	25,831	—	—	—	—
Gain on sale of hardware systems assets	18,032	—	—	—	—
Income before taxes	43,863	—	—	—	—
Consolidated Software Publishing and Hardware Systems
Income (loss) before taxes extraordinary charges and cumulative effect of a change in accounting policy	22,756	(12,976)	502	(74,132)	(47,998)
Income and foreign withholding taxes (benefit)	219	191	297	124	(719)

Net income (loss) before cumulative effect	22,537	(13,167)	205	(74,256)	(47,279)
Extraordinary loss from early extinguishments of debt	—	—	—	(800)	—
Cumulative effect of accounting change	—	—	—	(1,978)	—
Net income (loss)	22,537	(13,167)	205	(77,034)	(47,279)

Preferred stock dividends and accretion	—	—	—	—	(3,212)
Net income (loss) attributable to common stockholders	$22,537	$(13,167)	$205	$(77,034)	$(50,491)

Earnings per share:
Basic net income (loss) per share before extraordinary charges and cumulative effect change	$0.85	$(0.51)	$0.01	$(1.79)	$(1.00)
Extraordinary charge	—	—	—	(0.02)	—
Cumulative effect of accounting change	—	—	—	(0.04)	—

Basic net income (loss) per share	0.85	(0.51)	0.01	(1.85)	(1.00)

Diluted net income (loss) per share before extraordinary charges and cumulative effect change	0.83	(0.51)	0.01	(1.79)	(1.00)
Extraordinary charge	—	—	—	(0.02)	—
Cumulative effect of accounting change	—	—	—	(0.04)	—

Diluted net income (loss) per share	$0.83	$(0.51)	$0.01	$(1.85)	$(1.00)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,584	$13,851	$21,772	$4,885	$5,667
Working capital	28,769	15,675	58,140	30,025	8,940
Total assets	40,447	40,488	97,801	66,632	44,876
Short-term debt	—	9,505	8,579	1,800	12
Redeemable convertible preferred stock, net	—	—	—	—	10,538
Total stockholders’ equity	$33,578	$20,115	$72,816	$49,934	$12,638

(1)	For presentation purposes, net interest and other income (expense) has been allocated to software publishing.

Quarterly data

The following tables present the consolidated statement of operations for the three and nine months ended December 31, 2001 and the consolidated balance sheet as of the end of such quarter. This information is unaudited, but in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the financial positions and results of operations for all periods presented. The results for any quarter are not necessarily indicative of results for any future period. The Company has restated its results for the three and nine months ended December 31, 2001, as presented below. The Company has reclassified from equity certain warrants, initially valued at $2.4 million, to a liability at December 31, 2001, in accordance with the consensus of Emerging Issues Task Force issue No. 00-19. The Company has also recorded $404,000 of other income in the quarter ended December 31, 2001, in order to reflect the warrants carrying amount to fair value. See liquidity and capital resource sections for further discussion of redeemable convertible preferred stock and the related impact on the Company’s outstanding warrants.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001 As Originally reported	Adjustment	December 31, 2001 Restated
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,709		$13,709
Accounts receivable, net of allowances of $12,143 and $9,010, respectively	13,148		13,148
Inventory	1,541		1,541
Prepaid and other current assets, net	2,428		2,428
Capitalized software costs, net	5,213		5,213

Total current assets	36,039		36,039
Property and equipment, net	8,007		8,007
Restricted cash	5,961		5,961
Deposits and other assets	492		492

Total assets	$50,499		$50,499

LIABILITIES, REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413		$413
Accrued expenses	18,187		18,187
Deferred revenue	551		551
Short-term debt	12		12
Warrants payable	3,000	2,049	5,049
Other current liabilities	1,546		1,546

Total current liabilities	23,709	2,049	25,758

Redeemable convertible preferred stock, net	10,110		10,110
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; 16 shares issued	—		—
Common stock, $.01 par value, 125,000 shares authorized; 51,755 and 57,311 shares issued at March 31, 2001 and December 31, 2001, respectively	573		573
Additional paid-in capital	282,477	(2,453)	280,024
Accumulated other comprehensive loss	(1,445)		(1,445)
Accumulated deficit	(250,863)	404	(250,459)
Treasury stock, at cost, 4,220 shares	(14,062)		(14,062)

Total stockholders’ equity	16,680	(2,049)	14,631

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$50,499		$50,499

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31, 2001			Nine months Ended December 31, 2001
	Originally reported	Adjustment	Restated	Originally reported	Adjustment	Restated
Revenues	$15,233		$15,233	$38,431		$38,431
Costs and expenses:
Cost of revenues—product costs	10,007		10,007	22,235		22,235
Cost of revenues—royalties and software development amortization	4,770		4,770	6,888		6,888
Research and development	8,581		8,581	23,561		23,561
Sales and marketing	2,848		2,848	8,353		8,353
General and administrative	2,729		2,729	9,662		9,662
Restructuring costs	14,052		14,052	15,007		15,007

Total costs and expenses	42,987		42,987	85,706		85,706

Operating loss	(27,754)		(27,754)	(47,275)		(47,275)
Amortization of warrant issuance	—		—	—		—
Interest and other income (expense), net	784	404	1,188	1,080	404	1,484

Loss before income and foreign withholding taxes, extraordinary charge and cumulative effect of accounting change	(26,970)	404	(26,566)	(46,195)	404	(45,791)
Income and foreign withholding taxes	—		—	1		1

Loss before extraordinary charge and cumulative effect of accounting change	(26,970)	404	(26,566)	(46,194)	404	(45,790)

Net loss	(26,970)	404	(26,566)	(46,194)	404	(45,790)
Preferred stock dividends and accretion	(1,207)		(1,207)	(1,207)		(1,207)

Net loss attributable to common stockholders	$(28,177)	404	$(27,773)	$(47,401)	404	$(46,997)

Basic and diluted loss per share:
Loss before extraordinary charge and cumulative effect of accounting change	$(0.54)		$(0.53)	$(0.96)		$(0.95)

Net loss per share attributable to common stockholders	$(0.54)		$(0.53)	$(0.96)		$(0.95)

Shares used to compute basic and diluted net loss per share	52,617		52,617	49,408		49,408

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements under “Business” and “Management’s Discussion and Analysis of Financial Resources and Results of Operations”. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” and elsewhere in this Form 10-K.

These forward-looking statements apply only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-K might not occur. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Form 10-K and readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof. Such forward-looking statements include statements as to, among others:

•	our ability to extend our brands across multiple genres and platforms

•	the timing of the introduction of some new products;

•	our expectations regarding the number of new product releases for fiscal 2002;

•	our expectations regarding the timing of the introduction of new platforms;

•	our expectation that the introduction of new platforms will accelerate the video game cycle;

•	our expectations regarding retailers preferences to stock sequels to successful brands

•	our expectations regarding the sufficiency of our cash reserves and of our future cash requirements;

•	our expectations regarding cash flow from operations and our available credit facilities;

•	our expectations regarding our ability to renew licensing agreements with our principal licensors, including Sony and Nintendo;

•	our expectations regarding operating expenses;

•	our expectations that as more advanced platforms are introduced, consumer demand for software for older platforms may decline; and

•
our expectation that we have adequate legal defenses for legal actions arising out of the ordinary course of business and that the ultimate outcome of these actions will not have a material effect on our financial position.

CRITICAL ACCOUNTING POLICIES

The discussion an analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principals in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosures of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowances, accounting for income taxes and valuation of capitalized software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believer our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances, specifically sales returns, price protections, the allowance for doubtful accounts and other allowances and;

•	Valuation of capitalized software development costs.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition.” Revenue from the sale of software titles published and distributed by us is recognized at the time of receipt of our goods by the customer based on the agreed upon shipping terms. We permit our customers to exchange software titles published and distributed by the Company, within certain specified periods, and provide price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, fulfillment of our obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized upon being reported to the Company. Revenue from our on-line service was recognized monthly based on usage. We establish allowances for expected product returns based on historical trends, in accordance with Statement of Financial Accounting Standard No. 48, “ Revenue Recognition When Right of Return Exists”.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. We adopted SAB 101 and changed our revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to our adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by us was recognized at the time of shipment. We now recognize revenue at the point products are received by our customers. We estimate that our products typically take on average, three days from the point of shipment to their arrival at our customers’ site.

Sales returns, price protection, allowance for doubtful accounts and other allowances

The preparation of financial statements requires our management to make estimates and assumptions that effect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns, price protection and allowances for doubtful accounts related to current period product revenue. Management analyzes historical returns, current sell through of product and retailer inventory, current economic trends, changes in consumer demand and acceptance of our products when evaluating the adequacy of our sales returns and other allowances. Significant management judgments and estimates must be used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and the timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly management must make estimates of the uncollectibility of our accounts receivables. Management specifically analyses accounts receivable and analyses historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Capitalized Software Development Costs

We have capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed”. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with the general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During fiscal 2001, we incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for a specific platform. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, we consider the games to have achieved technological feasibility as the engines had been commercially proven in the marketplace and as such constitute a working model of the products.

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

When events or circumstances indicate the carrying value of internal software might not be recoverable, we assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in the Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be

Sold, Leased, or Otherwise Marketed”, and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs are written off.

OVERVIEW

We are a developer and publisher of branded interactive entertainment software. Our software products operate on several multimedia platforms including the Sony PlayStation and Nintendo 64 video game consoles, PlayStation 2 computer entertainment system, the Nintendo Game Boy Color hand-held video game system, the Nintendo Game Boy Advance hand-held video game system, and on personal computers and the Internet. We are also developing software for next-generation video game consoles. We plan to continue to extend our popular brands across multiple categories, or “genres,” and platforms. These brands currently include Army Men, Cubix, Heroes, High Heat Baseball, Johnny Moseley, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios and have created an extensive portfolio of versatile technologies that we believe allow us to develop new software titles more quickly and cost-effectively than our competition. Periodically, we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

Revenues consist primarily of revenue from the sale of software titles published and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. Software publishing revenue is net of allowances for returns, price protection and discounts. Software publishing revenue is recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. International software publishing revenue represented 23% of our fiscal 2002 revenues. Software licensing revenue, which represented 6% of our fiscal 2002 revenues, is typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon cash receipt.

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

Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During fiscal 2002, we capitalized $20.0 million and amortized $9.5 million of capitalized software development costs. Additional, during fiscal 2002 we cancelled several projects during the year and wrote off the associated capitalized development costs of $3.3 million and wrote down an additional $3.2 million due to asset impairment.

Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

Gross research and development expenses decreased to $49.5 million in fiscal 2002 from $52.5 million in fiscal 2001. This decrease was primarily due to fewer games in development during fiscal 2002. We have capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs.

Historically, the majority of our products were developed internally and the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. Further, capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with general release of the products and we have not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During fiscal 2001, we began to capitalize internal and external development costs. During fiscal 2002, we capitalized approximately $19.5 million for the second wave of games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been commercially proven in the marketplace, and we therefore capitalized the costs associated with this development until they were ready for general release. At March 31, 2002 we had $6.1 million of costs capitalized related to these costs.

External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by our distributors. Where this occurred we shipped our ‘gold master product’ to the distributor and our agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, we capitalized no costs in relation to localization as these costs were not borne by us or re-billed to us. From fiscal 2001, we began to assume the responsibility and cost of providing localized versions of many of our overseas products. This localization typically consists of taking an established product, retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the United States, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result, we capitalized approximately $0.5 million of external development costs related to localization, during fiscal 2002.

Sales and marketing expenses consist primarily of advertising and retail marketing support, sales commissions, sales and marketing personnel costs and other costs.

General and administration expenses consist primarily of administrative expenses related to finance, accounting, legal, operations, information technology, customer service and other associated costs.

We expect to continue to incur substantial expenditures to develop our business in the future. We expect that our operating results will fluctuate as a result of a wide variety of factors, including the factors described in “Risk Factors.”

As of March 31, 2002, we had cumulative federal net operating loss carryforwards of approximately $208 million for federal income tax purposes and $31 million for state tax purposes. If not offset against future taxable income, these net operating loss carryforwards will expire beginning in fiscal 2009 and 2006, for federal and state tax purposes, respectively.

As of March 31, 2002, we had unused research and development tax credits of approximately $12.5 million and $10.7 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credits begin expiring in fiscal 2007. The California research and development tax credit can be carried forward indefinitely.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data for fiscal 2000, 2001 and 2002 expressed as a percentage of revenues.

	Year Ended March 31,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues-product costs	36.3	53.0	50.4
Cost of revenues-royalties and software development amortization	1.6	2.8	20.4
Research and development	28.9	61.1	54.9
Sales and marketing	23.6	37.7	19.9
General and administrative	9.5	23.1	23.6
Restructuring costs	—	1.5	27.9
Total operating expenses	99.9	179.3	197.1
Operating income (loss)	0.1	(79.3)	(97.1)
Remeasurement of warrant liability	—	—	7.5
Interest expense associated with warrant issued with convertible debt	—	(1.9)	—
Interest and other income, net	0.3	(11.4)	0.3
Income (loss) before taxes, extraordinary charges, cumulative effect of accounting change and preferred stock dividends and accretion	0.4%	(92.6)%	(89.3)%

FISCAL 2002 COMPARED TO FISCAL 2001

Revenues.    Revenues decreased to $53.7 million in fiscal 2002 from $80.0 million in fiscal 2001. This decrease was due primarily to a 17% decrease in units sold during the fiscal 2002 and a decrease of 19% in the average selling price per unit. The unit decrease was most significant on the Nintendo 64 platform (93% decrease) and PlayStation platform (44% decrease), offset by an increase of 152% on the PlayStation2 platform. The average price decrease was primarily on the PlayStation and PlayStation2 platforms. The PlayStation platform average price decreased due to significant price pressure on PlayStation products as the market continued to move away from this platform towards next generation consoles. The PlayStation2 average price decrease was primarily due to several large sales of close out inventory during fiscal 2002 to Cokem International, Ltd. at lower wholesale prices. Our revenues for fiscal 2002 consisted primarily of sales of interactive entertainment software for the PlayStation game console, the PlayStation 2 computer entertainment system, Game Boy Color, the Nintendo 64 and the personal computer. The following table shows the consolidated platform revenue for 2002 and 2001:

	Year ended March 31,		Increase (decrease)	% Change
	2001	2002
Revenues:
PC	$11,181	$10,856	$325	(2.9)%
PlayStation game console	28,957	8,215	(20,742)	(71.6)%
PlayStation 2 computer entertainment system	16,344	24,145	7,801	47.7%
Nintendo 64	14,064	1,015	(13,049)	(92.8)%
GameBoy Color	9,039	3,187	(5,852)	(64.7)%
GameBoy Advance	—	6,276	6,276
Other	442	54	(388)	(87.8)%

Total revenues	$80,027	$53,748	$(26,279)	(32.8)%

Cost of revenues-product costs.    Cost of revenues-product costs decreased to $27.1 million in fiscal 2002 from $42.4 million in fiscal 2001. The decrease was primarily due to a 17% decrease in units sold during and a shift in product mix. Cost of revenues-product costs as a percentage of revenues decreased to 50% in fiscal 2002 from 53% in the same period of the prior year due to a product mix shift toward higher margin PC products from console products.

Cost of revenues-royalties and software development amortization.    Cost of revenues related to the amortization of royalties and capitalized software increased to $11.0 million in fiscal 2002 from $2.2 million in the prior year. The increase of $8.8 million was due to the amortization of capitalization software costs as we developed more products that were eligible for capitalization. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

Research and development.    Gross research and development expenses decreased to $49.5 million in fiscal 2002 from $52.5 million in fiscal 2001. This decrease was primarily due to a decrease in payroll costs of $5.5 million, offset by and increase in overhead of $0.8 million and a write down of capitalized development costs of $3.2 million due to the carrying value of certain capitalized development projects exceeding the net realizable value. Amortization of capitalized development costs is charged to cost of revenues.

The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts fiscal 2001 and 2002:

	Years Ended March 31,
	2001	2002
Gross research and development expenses	$52,522	$49,516
Capitalized internal software development costs	518	14,263
Capitalized external software development costs	2,655	5,250
Capitalized localization costs	429	496

Total capitalized development costs	3,602	20,009

Net research and development expenses	$48,920	$29,507

Gross research and development expenses as a percentage of revenues:	66%	92%

Sales and marketing.    Sales and marketing expenses decreased to $10.7 million in fiscal 2002 from $30.2 million in fiscal 2001. This decrease was primarily due to a decrease in advertising for products of $15.1 million, a decrease in public relations of $2.0 million and a decrease of personnel expenses of $0.9 million. We anticipate that sales and marketing expenses will continue to decrease in absolute dollars and as a percentage of revenues in the future.

General and administrative.    General and administrative expenses decreased to $12.7 million in fiscal 2002, from $18.5 million in fiscal 2001. The decrease was primarily due to an decrease of $3.5 million in bad debt expense combined with a decrease in administrative labor of $1.8 million and a decrease in overhead expenses.

Restructuring charge.    During fiscal year 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $1.0 million for a vacated portion of our headquarters. During the first quarter of fiscal 2002, we recorded an additional restructuring charge of $1.0 million. This increase was due to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months. Later during fiscal 2002, we announced a restructuring program to align our organization’s cost structure with projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, we reduced our worldwide workforce by 160 employees in all functions and mostly located in our headquarters facility in Redwood City, California.

The following table sets forth the restructuring costs:

	Fiscal 2001 Activity		Balance at March 31, 2001	Fiscal 2002 Activity		Balance at March 31, 2002
	Restructuring Charges	Payments And Write-offs		Additional Restructuring Charges	Payments And Write-offs
Non-cancelable lease costs	$955	$(159)	$796	$8,381	$(2,075)	$7,102
Capitalized development written of due to project cancellation	—	—	—	3,313	(3,313)	—
Write off of leasehold improvements related to vacant facilities	—	—	—	2,779	(2,779)	—
Severance and benefits	270	(270)	—	534	(534)	—

Total restructuring costs	$1,225	$(429)	$796	$15,007	$(8,701)	$7,102

Remeasurement of warrant liability.    The common stock issuable upon exercise of warrants issued with the redeemable convertible preferred stock required effective registration within 60 days from the date of issuance. Due to the registration requirement, the warrants are required to be recorded as liabilities and remeasured, using the Black Scholes model, to their estimated value each reporting period until they are registered, As a result of the remeasurement, we have recorded other income of $2.4 million during fiscal 2002. As the conversion ratio of the preferred stock, issued on December 10, 2002, does not include a specified lower floor, we have reclassified $2.5 million of warrants issued with the common stock financing on October 9, 2001, from additional paid-in capital to liabilities. The effect of the mark to market was to increase other income by $1.7 million.

Extraordinary charge.    In April 2000, we terminated the Coast Business Credit revolving line of credit agreement and entered into an agreement with Foothill Capital Corporation. Due to the early termination of the Coast Business Credit revolving line, we incurred a charge of $0.8 million.

Cumulative effect of accounting change.    We adopted SAB 101 and changed our revenue recognition policy effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to our adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by us was recognized at the time of shipment. The effect of SAB 101 was to include in both fiscal 2000 and fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during fiscal 2001.

Net interest and other income.    Net interest and other income (expense) increased to net income of $0.2 million during fiscal 2002 from of a net expense of $9.1 million in fiscal 2001. Fiscal 2001 included a beneficial conversion feature charge of $9.3 million related to the conversion of debt to common stock. Excluding the beneficial conversion feature charge, the net interest and other income (expense) line remained consistent with the prior year.

FISCAL 2001 COMPARED TO FISCAL 2000

Revenues.    Revenues decreased to $80.0 million in fiscal 2001 from $118.5 million in fiscal 2000. This decrease was due primarily to a 52% decrease in the average selling price per unit on the PlayStation game console and a 57% decrease in the average selling price per unit on the PC platform. The PlayStation game console experienced significant price competition, which can be attributed to an excess supply of units in the retail channel during a hardware shortage. The average price decrease on the PC platform can be attributed to the sales of “value priced” games during fiscal 2001. As a result of the price competition on all platforms, we increased our reserve for returns, price protection and discounts from 15% of revenue in fiscal 2000 to 22% in fiscal 2001. Our revenues for fiscal 2001 consisted primarily of sales of interactive entertainment software for the PlayStation game console, the PlayStation 2 computer entertainment system, Game Boy Color, the Nintendo 64 and the personal computer. The following table sets consolidated platform revenue for 2000 and 2001:

	Year ended March 31,		Increase (decrease)	% Change
	2000	2001
Revenues:
PC	$29,034	$11,181	$(17,853)	(61.5)%
PlayStation game console	53,048	28,957	(24,091)	(45.4)%
PlayStation 2 computer entertainment system	160	16,344	16,184	NM
Nintendo 64	31,412	14,064	(17,348)	(55.2)%
GameBoy Color	3,766	9,039	5,273	140.0%
Other	1,081	442	(639)	(59.1)%

Total revenues	$118,501	$80,027	$(38,474)	(32.5)%

Cost of revenues-product costs.    Cost of revenues-product costs decreased slightly to $42.4 million in fiscal 2001 from $43.0 million in fiscal 2000. This small decrease was primarily due to an increase in units sold during the year offset by a shift in product mix. Cost of revenues-product costs as a percentage of revenues increased to 53.0% in fiscal 2001 from 36.3% in fiscal 2000. The increase was due to lower price points in fiscal

2001. The increase in the reserve for returns, price protection and discounts accounted for approximately 37% of the increase in our costs of revenues-product costs as a percentage of revenues for fiscal 2001. Additionally, costs of revenues-product costs as a percentage of revenues significantly increased on the PC, PlayStation game console, Nintendo 64 and Game Boy Color due to fixed production costs combined with average prices decreasing. The higher costs on these platforms were somewhat offset by the introduction of higher margin PlayStation 2 computer entertainment system games.

Cost of revenues-royalties and software development amortization.    Cost of revenues related to the amortization of royalties and capitalized software increased to $2.2 million in fiscal 2001 from $1.8 million in the prior year. The increase of $0.4 million was due to amortization of capitalized software development costs in fiscal 2001 as discussed in Note 1 to the accompanying financial statements.

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

Sales and marketing.    Sales and marketing expenses increased to $30.2 million in fiscal 2001 from $27.9 million in fiscal 2000. This increase was primarily due to an increase in advertising for new products of $0.4 million and marketing expenses related to increased personnel of $1.6 million, offset by a decrease of $1.0 million for marketing development funds for retailers. We anticipate that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenues in the future.

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

Restructuring charge.    During fiscal 2001, we recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $0.9 million for a vacated portion of our headquarters. We estimate that it will take approximately six months to find a suitable sub-lessee for the vacated office space. As of March 31, 2001, we had accrued $0.8 million for anticipated costs associated with finding a sub-lessee.

Net interest and other income.    Net interest and other income, excluding interest expense associated with a beneficial conversion feature charge of $9.3 million, decreased to $0.2 million in fiscal 2001 from $0.3 million in fiscal 2000. The decrease in net interest and other income is primarily due to the decrease in cash and short-term investment balances. On August 16, 2000 we entered into a convertible note and warrant purchase agreement with our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend us up to $20 million through September 30, 2000. In consideration for such commitment, we issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of our common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, we estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the life of the promissory notes. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into was $6.4158.

Accordingly, we recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of our common stock on August 23, 2000, multiplied by the number of common shares involved in the debt conversion.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of results

Our principal sources of liquidity are unrestricted cash and cash equivalent balances, which were $5.7 million at March 31, 2002 and $4.9 million at March 31, 2001. The increase was primarily due to the $22.6 million cash used in operating activities, $1.8 million in cash used in investing activities, and $25.0 million provided by financing activities.

The $22.6 million in cash used in operations was primarily due to our net loss of $47.3 million, and an increase in capitalized software costs of $20.0 million. This was offset, in part, by collections of receivable balances of $22.6 million, a decrease in inventory of $1.6 million, an increase in accrued liabilities of $6.6 million and other non-cash charges of $14.5 million.

The $1.8 cash used in investing activities primarily consisted of purchases of computer equipment and furniture and fixtures for our headquarters.

The $25.0 million in cash provided by financing activities was primarily due to the issuance of common stock of $9.5 million, the net proceeds from the issuance of redeemable convertible preferred stock of $15.0 million and employee stock option exercises and stock purchase plan purchases of $2.2 million. A $1.8 million pay down our line of credit facility offset these proceeds.

Line of credit facility

In April 2000, we terminated the Coast Business Credit revolving line of credit agreement. Concurrently, we entered into a revolving line of credit with Foothill Capital Corporation. The line of credit was collateralized by accounts receivable. We determined that our borrowing requirements were less than the previously negotiated $50.0 million line of credit because our revenues were below expectations for sales of entertainment software during the holiday season. Accordingly, on December 1, 2000, we signed an amendment to the Foothill Capital line of credit agreement, which effectively reduced the borrowing capacity by $20.0 million. The Foothill Capital Corporation credit facility allowed us to borrow up to $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum (6.0% as of March 31, 2002) depending on our tangible net worth. In August 2001, we amended our Foothill Capital line of credit to change our monthly minimum tangible net worth to be variable from a low of $27.0 million in October 2001 to a high of $67.0 million in March 2002. We were also required to maintain available borrowings and unrestricted cash and cash equivalents of at least $1.5 million at any time. In addition, Foothill Capital waived certain potential events of default in connection with security agreements for our U.K subsidiary, any material adverse change that may have happened, and the failure to meet tangible net worth requirement from February 2001 to June 2001. We amended our Foothill Capital line of credit again in February 2002 to change our monthly minimum tangible net worth to a variable range from a low of $20.5 million in February 2002 to a high of $34.5 million in November 2001. As of March 31, 2002, our outstanding loan balance under this facility was less than $0.1 million. The Foothill Capital line of credit expired on April 6, 2002 and we repaid the outstanding loan balance on that date.

On June 27, 2002 we entered in to a Loan and Security Agreement (“Loan Agreement”) with GE Capital Commercial Services, Inc. The Loan Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under the Loan Agreement, we assign to GE Capital, and GE Capital purchases, our North American accounts receivable that meet certain eligibility requirements. The purchase price of the assigned accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. We can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75%. GE Capital is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed .91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; and cumulative maximum advances under the line.

The loan requires an additional cash infusion of $4.6 million by October 1, 2002. The loan also contains several covenants which require to obtain written consent from GE Capital before entering into transaction such as acquisitions, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and changing our company name. If we do not meet a covenant and it is not waived, GE Capital can decrease advance rates, apply reserves, suspension of any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit increase and increase interest rate to prime rate plus 2.75%. The Loan Agreement expires on June 26, 2004.

Common Stock

On October 9, 2001 we sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, we also issued warrants to purchase 1,419,904 shares of our common stock, which were fully executable, with an exercise price of $2.27 per share. Our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued warrants to purchase 1,179,903 shares of common stock on terms equivalent with third party purchasers.

Redeemable convertible preferred stock

On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A preferred for an aggregate purchase price of $15.8 million. Each share of preferred stock was initially convertible into 1,000 shares of common stock at $2.77 per share which was 120% of the weighted average price of our common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002, the preferred stock was convertible at 90% of the weighted average price of our common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at $0.777606, which is 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Additionally, the preferred stock is redeemable at the option of the holder upon the occurrence of a ‘triggering event’ which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the series A redeemable convertible preferred stock plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock into which the shares of the series A redeemable convertible preferred stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of series A redeemable convertible preferred shares has an option to require us to redeem all or a portion of such holder’s shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to us and (y) the average daily volume weighted average price of our common stock on the trading day immediately preceding such change of control.

In connection with the issuance of the Preferred Stock, we have recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of our common stock on the date the Preferred Stock was issued.

Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at our option. At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at the $1,000 face value on December 10, 2004. Redemption may be in cash or common stock, at our option. In addition, we may redeem the preferred stock on the first and second anniversaries of their issuance at 110% and 105%, respectively, if certain conditions are met.

Additionally, the investors received immediately exercisable warrants to purchase 2,055,587 shares of our common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

We also issued immediately exercisable warrants to acquire 306,842 shares of our common stock at an exercise price of $2.48 per share to an investment banking firm in partial payment of the placement fee for the preferred stock. The warrant has a five year term and we recorded the warrant as a reduction of the proceeds received from the sale of the preferred stock. The exercise price of the warrant is subject to an anti-dilution adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price.

The $15.0 million in net proceeds were allocated to the preferred stock and the warrants resulting in $12.2 million and $2.8 million assigned to Preferred Stock and warrants, respectively.

In connection with the issuance of the preferred stock, we have recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of our common stock on the date the preferred stock was issued.

The common stock issuable pursuant to the conversion and exercise of the preferred stock and warrants respectively require effective registration within 60 days. Due to the registration requirement, the warrants are required to be recorded as liabilities and remeasured to their estimated value each reporting period until they are registered. As a result, we have recorded other income of $2.4 million during the three months ended March 31, 2002.

As of March 31, 2002, 1,245 preferred shares had been converted. We recorded accretion of the preferred stock discount during fiscal 2002 of $2.8 million and dividends of $0.4 million for the same period.

As the conversion ratio of the preferred stock, described above, does not include a specified lower floor, we have followed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and reclassified $2.5 million of warrants issued with the common stock financing on October 9, 2001, from additional paid-in capital to liabilities. The reclassification was performed in the year ended March 31, 2002 and the warrants were marked to market at March 31, 2002. The effect of the mark to market was to increase other income by $1.7 million for the year ended March 31, 2002.

Liquidity risk

We believe that the continued availability of our line of credit, our plan to raise $4.6 million in additional capital by October 2002, our current cash and cash equivalents and our cash generated from operations will be sufficient to meet our anticipated cash needs until through fiscal 2003. Our ability to maintain sufficient liquidity is dependent on us successfully achieving our product release schedules, attaining our forecasted sales objectives during such periods, continued availability of our loan agreement with GE Capital and on our ability to raise additional capital. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or otherwise curtail our operations significantly, or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets. There can be no assurance that we will be able to make additional financing arrangements on terms that we would find satisfactory, and our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

On May 14, 2002, we amended the lease on our headquarters facility. The amendment substantially changed the terms of the original lease agreement, which now expires in April 2006. Under the terms of the amendment, we have significantly reduced the monthly cash payments, the term of the lease and the amount of square footage leased. Under the terms of the original agreement dated June 12, 1999, we needed to maintain restricted cash of $5.2 million and a deposit with the leassor of $0.4 million. The amendment granted authorization to use the restricted cash and deposit as follows: $3.8 million will be used for fiscal 2003 rent and operating expenses, $0.7 million for fiscal 2004 rent and operating expenses and $1.1 million in termination fees. The future minimum lease payments under non-cancelable operating leases as of March 31, 2002, after the amendment to the lease on our headquarters, are as follows:

March 31,
2003	$6,132
2004	3,755
2005	2,182
2006	2,073
2007	167
Thereafter	—

Total minimum lease payments	$14,309

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be adopted by us in the first quarter of fiscal 2003 and is not expected to have a material impact on our financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements. SFAS No. 144 will be adopted by us in the first quarter of fiscal 2003.

In November 2001, the EITF reached a consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14 “Accounting for Certain Sales Incentives”, EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time Based or Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. We adopted EITF No. 01-09 during fiscal 2002. Fiscal 2000, 2001 and 2002, costs of $3.7 million, 2.7 million and $1.8 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense.

In April 2002, the FASB issued Statement of Financial Accounting Standard 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 will be adopted by us in the first quarter of fiscal 2003 and will result in a reclassification of fiscal 2001 loss on the early extinguishment of debt from an extraordinary item to a non-operating item.

Item 7(A).     Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at March 31, 2002:

Short-term investments	Average Interest Rate	Cost (in thousands)	Fair Value (in thousands)
Fixed rate	1.21%	$6,134	$6,141

The aggregate fair value of the our restricted cash included in our investment portfolio as of March 31, 2002, by contractual maturity date, consisted of the following:

Aggregate Fair Value (in thousands)
Due in one year or less	$5,961

Item 8.     Consolidated Financial Statements and Supplemental Data

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth extracts from our unaudited consolidated statements of operations for each of the eight quarterly periods ended March 31, 2002. The data for the quarterly periods ended for fiscal 2001 show the effect of restating the first three quarters of fiscal 2001 as if the provisions of SAB 101 had been applied, and reconciles the differences with those amounts previously reported. You should read this information with our consolidated financial statements and related notes listed under the heading “(a)(1) Financial Statements” of Item 14 hereof, which financial statements are incorporated herein by reference. We have prepared these unaudited exhibits on a basis consistent with audited financial statements. You should not draw any conclusions about our future results from the operating results presented for any of these quarters.

	Fiscal Quarter Ended
	Jun 30, 2000	Sep 30, 2000	Dec 31, 2000	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001	Mar 31, 2002
Revenues as previously reported	$6,590	$22,049	$29,238	$19,057	$13,277	$9,922	$15,233	$15,316
Effect of change in accounting principle	3,094	(1,830)	1,830	—	—	—	—	—

Revenues after the effect of SAB 101	9,684	20,219	31,068	19,057	13,277	9,922	15,233	15,316

Net income before extraordinary items	(23,484)	(18,020)	(20,272)	(12,480)	(9,530)	(9,693)	(26,566)	(1,490)
Extraordinary Item	(800)	—	—	—	—	—	—	—

Net income (loss) as previously reported	(24,284)	(18,020)	(20,272)	(12,480)	(9,530)	(9,693)	(26,566)	(1,490)
Effect of change in accounting principle	(1,978)	1,287	(1,287)	—	—	—	—	—

Net income (loss) after the effect of SAB 101	(26,262)	(16,733)	(21,559)	(12,480)	(9,530)	(9,693)	(26,566)	(1,490)
Dividends and accretion on preferred stock	—	—	—	—	—	—	(1,207)	(2,005)

Net loss attributable to common stockholders	$(26,262)	$(16,733)	$(21,559)	$(12,480)	$(9,530)	$(9,693)	$(27,773)	$(3,495)

Net income (loss) per share attributable to common stockholders—Basic before extraordinary item, as previously reported	$(0.64)	$(0.48)	$(0.45)	$(0.26)	$(0.20)	$(0.20)	$(0.53)	$(0.07)
Extraordinary Item	(.02)	—	—	—	—	—	—	—

Net income (loss) per share attributable to common stockholders—Basic, as previously reported	(0.66)	(0.48)	(0.45)	(0.26)	(0.20)	(0.20)	(0.53)	(0.07)
Effect of change in accounting principle	(0.05)	0.03	(0.03)	—	—	—	—	—

Net income (loss) per share attributable to common stockholders—Basic, after the effect of SAB 101	$(0.71)	$(0.45)	$(0.48)	$(0.26)	$(0.20)	$(0.20)	$(0.53)	$(0.07)

Net income (loss) per share attributable to common stockholders—Diluted before extraordinary item, as previously reported	$(0.64)	$(0.48)	$(0.45)	$(0.26)	$(0.20)	$(0.20)	$(0.53)	$(0.07)
Extraordinary Item	(.02)	—	—	—	—	—	—	—

Net income (loss) per share attributable to common stockholders—Diluted, as previously reported	(0.66)	(0.48)	(0.45)	(0.26)	(0.20)	(0.20)	(0.53)	(0.07)
Effect of change in accounting principle	(0.05)	0.03	(0.03)	—	—	—	—	—

Net income (loss) per share attributable to common stockholders—Diluted, after the effect of SAB 101	$(0.71)	$(0.45)	$(0.48)	$(0.26)	$(0.20)	$(0.20)	$(0.53)	$(0.07)

PART III

Item 10.    Executive Officers and Directors of the Registrant

The following table sets forth certain information for our executive officers and directors as of March 31, 2002.

Name	Age	Position
W. M. (Trip) Hawkins III	48	Chairman of the Board and Chief Executive Officer
James Alan Cook	53	Executive Vice President, General Counsel & Secretary
William H. Dully	38	Chief Operating Officer
Stephen E. Fowler	43	Executive Vice President, 3DO & President, 3DO Europe Ltd.
Richard Gelhaus	59	Senior Vice President & Chief Financial Officer
Paul Grace	42	Sr. Vice President, Product Development
David J. Klein	47	Sr. Vice President, Sales
William A. Hall	70	Director
H. William Jesse, Jr.	50	Director
Richard S. F. Lehrberg	54	Director
Dominic Wheatley	42	Chairman of the Board, 3DO Europe Ltd.

Trip Hawkins, the founder of 3DO, has been Chairman of the Board and Chief Executive Officer since September 1991. He also served as President of 3DO from September 1991 until October 1995, and he served as Secretary from September 1991 through February 1993. Mr. Hawkins’ term as a Director expires at the 2004 Annual Meeting of Stockholders.

James Alan Cook became Executive Vice President, General Counsel and Secretary of 3DO in April 1996. He had been Senior Vice President, General Counsel and Secretary since July 1994, and from January 1993 until July 1994, he served as Vice President, General Counsel and Secretary of 3DO. From January 1990 until January 1993, he was a partner in the law firm of Cook and Lefevre.

William H. Dully joined 3DO as Chief Operating Officer in January 2002. From January 1998 to December 2001 he served as Chief Operating Officer of The Upper Deck Company, a publisher of trading cards. From 1993 to December 1997, Mr. Dully served as Director of Sales & Operations of Upper Deck Authenticated, a subsidiary of The Upper Deck Company.

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

Richard Gelhaus joined the Company in March 2002 as Senior Vice President and Chief Financial Officer. From June 2000 to December 2001, he served as Chief Financial Officer of the Brodia Group, an internet-based startup. He was Chief Financial Officer of Re: Solutions Group, Inc., a software consulting and staffing company, from July 1999 to April 2000; Group Vice President and Chief Financial Officer of Tri Valley Growers, a food processor, from April 1998 to July 1999; and Chief Financial Officer and Senior Vice President of Centura Software Corp., a developer of software and client server tools, from January 1996 to January 1998. Mr. Gelhaus has also held senior financial positions at video game publishers Spectrum Holobyte, Inc. and Sierra On-Line, Inc.

Paul Grace was appointed Senior Vice President, Product Development in April 2000. Previously he served as Vice President, Product Development from May 1999 to April 2000. From September 1995 to May

1999, Mr. Grace was Vice President, Executive in charge of production at Electronic Arts, a video game publisher.

David J. Klein joined 3DO as Vice President, Sales in March 2000 and was promoted to Senior Vice President, Sales in July 2000. Prior to joining 3DO, Mr. Klein was President and Chief Operating Officer of ASC Games, a video game publisher, from September 1995 to March 2000.

William A. Hall has been a director since June 1997. Mr. Hall has been a partner in Lincolnshire Management, Inc., a private equity investment firm, since June 1994. Since 1993, he has also been the Vice Chairman and majority stockholder of U.S. Animation, Inc., a video animation conglomerate, and since 1991, the owner of W.A.H. Management/Consulting, a management consulting firm. He founded Sight & Sound Distributing Company, a wholesale distributor of video media, in December 1984 and served as its President and Chief Executive Officer until 1999. Mr. Hall is also a director of Chromium Graphics, Inc.; Northsound Music, Inc.; Orlimar Golf; Valley Media, an international distributor of CDs and videos; and Lincolnshire Management, Inc. Mr. Halls’ term as a Director expires at the 2002 Annual Meeting of Stockholders.

H. William Jesse, Jr. has been a Director since September 1997. He is Chairman of Jesse Hansen & Co, strategic and financial advisors to high-growth consumer companies. He founded the firm in 1986 and served as its President and CEO through March of 1998. Mr. Jesse has been a director of Peet’s Coffee & Tea, Inc. since August 1998 and served as Chairman of the Board from January 2001 to May 2002. From 1988 to April 2002, Mr. Jesse served as Chairman and CEO of Vineyard Properties Corporation, a developer of wine grape vineyards. Mr. Jesse’s term as a Director expires at the 2003 Annual Meeting of Stockholders.

Richard S. F. Lehrberg has been a Director since November 2001. Since January 2000, he has been head of Lehrberg Associates, an international licensing and distribution consulting firm. Previously he was Executive Vice President of Interplay Entertainment, a video game publisher, from February 1991 to December 1999, and he served on Interplay’s board of directors from February 1991 to September 2001. Mr. Lehrberg’s term as a Director expires at the 2002 Annual Meeting of Stockholders.

Dominic Wheatley was appointed Chairman of the Board of 3DO Europe Ltd. in May 1999. He is also Chairman of Highway Capital Plc, an investment firm; director of Telecom Plus Plc, a telecommunications company; and a director of Statpro Group Plc, a company specializing in investment analysis software. Mr. Wheatley founded Domark Software (later renamed Eidos), a video game publisher, in 1984 and served as Chief Operating Officer of Eidos Plc and Chief Executive Officer of Eidos Interactive from 1984 through 1996.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the Board is divided into three classes, with each class serving staggered three-year terms. Mr. Hall and Mr. Lehrberg will stand for re-election at the 2002 annual meeting of stockholders. Mr. Jesse will stand for re-election at the 2003 annual meeting of stockholders. Mr. Hawkins will stand for re-election at the 2004 annual meeting of stockholders. Each officer serves at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The members of the Board of Directors, the executive officers of 3DO and persons who hold more than ten percent (10%) of 3DO’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of 3DO’s securities and their transactions in such securities. Based upon (i) the copies of Section 16(a) reports that 3DO received from such persons for their transactions and holdings for the fiscal year ending March 31, 2002, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2002 fiscal year, 3DO believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner, except that Stephen E. Fowler and H. William Jesse, Jr. each were late in filing one Form 4.

Item 11.     Executive Compensation

Information required under by this Item not otherwise contained herein is incorporated herein by reference from our proxy statement for the 2002 annual meeting of stockholders.

SUMMARY COMPENSATION TABLES

The following table sets forth the compensation paid by us to our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer (collectively the “Named Officers”) for the fiscal year ended March 31, 2002.

	Fiscal Year	Annual Compensation		Long-Term Compensation Options/SARs#	All Other Compensation (1)
Name and Principal Position		Salary	Bonus
Trip Hawkins	2002	$1,681	-0-	0	$0
Chairman and Chief	2001	$250,076	-0-	2,925,000	$660
Executive Officer	2000	$295,000	-0-	500,000	$660

James Alan Cook	2002	$310,578	-0-	170,000	$2,224	(2)
Executive Vice President,	2001	$311,346	-0-	280,000	$660
General Counsel, and Secretary	2000	$297,308	$15,000	25,000	$509,098	(3)

William H. Dully	2002	$76,832	-0-	500,000	$50,031	(4)
Chief Operating Officer

Stephen E. Fowler	2002	$288,610	-0-	170,000	$59,108	(5)
Executive Vice President, 3DO &	2001	$299,932	-0-	300,000	$2,329	(6)
President, 3DO Europe, Ltd.	2000	$222,577	$35,400	75,000	$654,812	(7)

Richard J. Hicks III(8)	2002	$219,814	-0-	90,000	$527
Senior Vice President,	2001	$278,782	-0-	300,000	$660
Product Development	2000	$214,615	$30,000	50,000	$565

David J. Klein	2002	$206,432	-0-	130,000	$495
Sr. Vice President, Sales	2001	$215,305	-0-	200,222	$567

(1)	The amounts include premiums paid by 3DO for group term life insurance.
(2)	Includes compensation of $1,504 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan.
(3)	Includes compensation of $508,438 realized upon the sale of shares acquired through the exercise of vested stock options.
(4)	Includes $50,000 in relocation expenses paid by 3DO.
(5)	Includes compensation of $55,975 realized upon the sale of shares acquired through the exercise of vested stock options and $2,441 imputed income for domestic partner benefits coverage.
(6)	Includes compensation of $1,669 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan.
(7)
Includes compensation of $57,936 realized upon the sale of shares acquired through the 1994 Employee Stock Purchase Plan and compensation of $596,876 realized upon the sale of shares acquired through the exercise of vested stock options.

(8)	Mr. Hicks resigned from the Company, effective March 23, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended March 31, 2002. The table also sets forth hypothetical gains or “option spreads” for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of 3DO’s Common Stock and overall market conditions.

Individual Grants

	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
Name					5%	10%
Cook, James Alan	90,000	1.70%	$3.30	7/11/11	$186,781.71	$261,373.77
	80,000	1.51%	$2.05	11/28/11	$103,138.72	$473,341.51

Total	170,000	3.21%			$289,920.43	$734,715.28

Dully, William H.	500,000	9.43%	$1.63	1/18/02	$512,549.12	$1,298,900.10

Total	500,000	9.43%			$512,549.12	$1,298,900.10

Fowler, Stephen E.	90,000	1.70%	$3.30	7/11/11	$186,781.70	$473,341.51
	80,000	1.51%	$2.05	11/28/11	$103,138.72	$261,373.76

Total	170,000	3.21%			$289,920.42	$734,715.27

Hawkins, Trip	0	0.00%			0	0

Total	0	0.00%			0	0

Hicks III, Richard J.	90,000	1.70%	$3.30	7/11/11	$186,781.70	$473,341.51

Total	90,000	1.70%			$186,781.70	$473,341.51

Klein, David J.	60,000	1.13%	$3.30	7/11/11	$124,521.13	$315,560.92
	70,000	1.32%	$2.05	11/28/11	$90,246.38	$228,702.04

Total	130,000	2.45%			$214,767.51	$544,263.96

(1)
The options referenced in the foregoing table are intended to be incentive stock options to the extent permitted by applicable law. Our 1993 Incentive Stock Plan (the “Incentive Plan”) also provides for the grant of non-qualified stock options. Incentive stock options may be granted under the Incentive Plan at an exercise price no less than market value on the date of grant. For so long as our Common Stock is listed on the Nasdaq National Market, the fair market value is the closing sale price for the Common Stock. Non-qualified options may be granted at an exercise price of no less than 85% of market value on the date of grant. To date, no options have been granted at less than 100% of market value. Options generally become exercisable as to 25% of the shares subject to the option one year after commencement of employment or the option grant date, and as to the remainder in equal monthly installments (accrued on a monthly basis) over the succeeding 36 months. In addition, options accelerate in full and become immediately exercisable upon a merger, unless such options are assumed or replaced by equivalent options by the successor corporation. Options generally terminate on the earlier of three months after termination of the optionee’s employment by or services to the Company, or ten years after grant.

(2)	We granted options to purchase 5,201,200 shares of common stock to employees in fiscal year 2002.

(3)
The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or a projection by us of future Common Stock prices.

FISCAL YEAR-END OPTION VALUES

None of the Named Officers exercised options to purchase common stock during the fiscal year ended March 31, 2002. The following table shows the number of unexercised options held by the Named Officers. None of the options was in the money.

	Number of Securities Underlying Unexercised Options At March 31, 2002
Name	Exercisable	Unexercisable
Cook, James Alan	883,501	385,499
Dully, William H.	0	500,000
Fowler, Stephen E.	389,832	432,168
Hawkins, Trip	3,606,000	2,019,000
Hicks III, Richard J.	376,417	0
Klein, David J.	133,334	316,666

Total	5,389,084	3,653,333

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us for the beneficial ownership of our common stock as of May 31, 2002:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•	each director;

•	each of our chief executive officer and four other most highly compensated executive officers; and

•	all directors and executive officers as a group.

As of May 31, 2002, there were 58,672,141 shares of common stock outstanding. This number does not include shares of treasury stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, on the information furnished by such owners, have sole voting power and investment power over those shares, subject to community property laws where applicable.

	Shares Beneficially Owned(1)
	Number	Percent
Gaia Offshore Master Fund, Ltd(2)	3,342,023	5.4%
HFTP Investment, LLC(3)	8,700,694	12.9%
Trip Hawkins(4)	24,633,072	37.8%
William A. Hall(5)	222,517	*
H. William Jesse, Jr.(6)	225,334	*
Richard S. F. Lehrberg(7)	33,333	*
James A. Cook(8)	1,005,451	1.7%
William H. Dully(9)	25,000	*
Stephen E. Fowler(10)	509,794	*
David J. Klein(11)	213,333	*
All executive officers and directors as a group (10 persons)(12)	27,337,835	40.4%

*	Less than 1% of the outstanding shares of common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after May 31, 2002, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the table above, the address of each of the individuals listed in the table is 200 Cardinal Way, Redwood City, California 94063.

(2)	Represents shares of common stock issuable upon the conversion of 2,572 shares of Series A redeemable convertible preferred stock held as of June 14, 2002, according to company records.
(3)	Represents shares of common stock issuable upon the conversion of 6,696 shares of Series A redeemable convertible preferred stock held as of June 14, 2002, according to company records.
(4)	Includes 3,877,001 shares subject to an option and 2,582,032 shares subject to warrants exercisable within 60 days of May 31, 2002.
(5)	Includes 191,667 shares subject to an option exercisable within 60 days of May 31, 2002.
(6)	Includes 188,334 shares subject to an option exercisable within 60 days of May 31, 2002.
(7)	Includes 33,333 shares subject to an option exercisable within 60 days of May 31, 2002.
(8)	Includes 994,833 shares subject to an option exercisable within 60 days of May 31, 2002.
(9)	Includes 25,000 shares subject to an option exercisable within 60 days of May 31, 2002.
(10)	Includes 480,167 shares subject to an option exercisable within 60 days of May 31, 2002.
(11)	Includes 213,333 shares subject to an option exercisable within 60 days of May 31, 2002.
(12)
Includes shares held beneficially by executive officers and directors as shown in the foregoing table; 6,801,170 shares subject to options exercisable within 60 days of May 31, 2002, and 2,582,032 shares subject to warrants exercisable within 60 days of May 31, 2002.

Item 13.     Certain Relationships and Related Transactions

Certain Transactions and Reports

3DO’s Restated Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

3DO’s Bylaws provide that 3DO shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law, that may require 3DO, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct or a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms.

On October 9, 2001 we sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, we also issued warrants to purchase 1,419,904 shares of our common stock, which were fully executable, with an exercise price of $2.27 per share. Our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued warrants to purchase 1,179,903 shares of our common stock on terms equivalent with third party purchasers.

On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A preferred for an aggregate purchase price of $15.8 million. Participating in the preferred stock offering were two immediate relatives of our Chairman and CEO, Trip Hawkins. These participants purchased 2,200 shares of the convertible preferred stock and were issued 285,860 of the warrants to purchase common stock. At March 31, 2002 all of the warrants of the immediate relatives were outstanding and 200 shares of the convertible preferred stock was converted.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-k

14(a)(1)  Financial Statements

14(a)(2)  Financial Statement Schedules

Information requires by this Item is included in the Notes to Consolidated Financial Statements.

14(a)(3) Exhibits

Exhibit Number		Exhibit Title

3.01	—	Registrant’s Restated Certificate of Incorporation.(1)

3.05	—	Registrant’s Delaware Bylaws, as amended.(1)

3.1	—	Series A Certificate of Designations, Preferences and Rights(10)

4.01	—	Specimen Common Stock Certificate(1)

4.1	—	Form of Warrant issued in connection with the sale of series A redeemable convertible preferred stock(6)

4.2	—	Warrant issued to Gerard Klauer Mattison & Co., Inc. in connection with the sale of series A redeemable convertible preferred stock.(8)

10.01	—	1991 Incentive Stock Plan of the Registrant.(1)

10.02	—	1993 Incentive Stock Plan of the Registrant.(1)

10.03	—	Form of Restricted Stock Purchase Agreement of the Registrant.(1)

10.04	—	Form of Incentive Stock Option Agreement of the Registrant.(1)

10.05	—	Form of Nonstatutory Stock Option Agreement of the Registrant.(1)

10.06	—	401(k) Plan of the Registrant.(1)

10.07	—	Employment Agreement between the Registrant and William M. Hawkins III dated as of February 1993.(1)

10.07A	—	Amendment to Employment Agreement between the Registrant and William M. Hawkins III, dated as of March 22, 1994.(2)

10.08	—	Form of Indemnity Agreement.(1)

10.09	—	Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City, California.(3)

10.09A	—	First Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City, California.(2)

10.09B	—	Second Amendment to Lease between Seaport Centre Venture Phase I and the Registrant for office space at 600 Galveston Drive, Building 5, Redwood City, California.(4)

Exhibit Number		Exhibit Title

10.10	—	1994 Employee Stock Purchase Plan of the Registrant(5)

10.11	—	1995 Director Option Plan of the Registrant(5)

10.12	—	Termination Agreement and Release dated April 8, 2002 of the Loan and Security Agreement dated April 5, 2000, between The 3DO Company and Foothill Capital Corporation.

10.13	—	Lease between Seaport Plaza Associates, LLC and the Registrant for office space at 100 Cardinal Way, Redwood City, California, dated July 12, 1999(11)

10.13A	—	First Amendment of the lease between Seaport Plaza Associates, LLC and the Registrant for office space at 100 Cardinal Way, Redwood City, California, dated July 12, 1999

10.14	—	Loan and Security agreement between The 3Do Company and GE Capital Commercial Services, Inc. dated June 27, 2002

10.15	—	Form of Registration Rights Agreement in connection with the sales of common stock on October 9, 2001

10.16	—	Securities purchase agreement with Disclosure Schedules dated December 7, 2001, among the 3DO Company and the investors named therein.(13)

10.17	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Mr. Hawkins.(12).

10.18	—	Registration Rights Agreement dated as of October 9, 2001, between the Company and Mr. Hawkins. (12)

10.19	—	Warrant to purchase 1,179,903 shares of Common Stock, October 9, 2001, issued by the Company to Mr. Hawkins.(12)

10.20	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Double V Partners International, Ltd.(12)

10.21	—	Warrant to purchase 26,506 shares of Common Stock, October 9, 2001, issued by the Company to Double V Partners International, Ltd.(12)

10.22	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Double Partners, L.P.(12)

10.23	—	Warrant to purchase 3,495 shares of Common Stock, October 9, 2001, issued by the Company to Double V Partners, L.P.(12)

10.24	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Ermitage Selz Fund Limited.(12)

10.25	—	Warrant to purchase 66,000 shares of Common Stock, October 9, 2001, issued by the Company to Ermitage Selz Fund Limited.(12)

10.26	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and GAM Selection Investment, Inc.(12)

10.27	—	Warrant to purchase 36,000 shares of Common Stock, October 9, 2001, issued by the Company to GAM Selection Investment, Inc.(12)

10.28	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Getty Images 2001 Grat.(12)

10.29	—	Warrant to purchase 75,000 shares of Common Stock, October 9, 2001, issued by the Company to Getty Images 2001 Grat.(12)

10.30	—	Stock Purchase Agreement dated as of October 9, 2001, between the Company and Karnak Partners L.P.(12)

Exhibit Number		Exhibit Title

10.31	—	Warrant to purchase 33,000 shares of Common Stock, October 9, 2001, issued by the Company Karnak Partners L.P.(12)

10.32	—	Sony Licensed Publisher Agreement dated as of April 10, 2000 with Sony Computer Entertainment America Inc.(9)

10.33	—	Confidential License Agreement For Game Boy, Game Boy Color and Game Boy Pocket dated as of October 1, 1999 with Nintendo of America Inc.(9)

10.34	—	Confidential License Agreement For Game Boy Advance dated as of May 30, 2001 with Nintendo of America Inc.(9)

10.35	—	Sony Licensed Publisher Agreement dated as of December 13, 2000 with Sony Computer Entertainment Europe Limited(13)

10.36	—	Securities purchase agreement with Disclosure Schedules dated December 7, 2001, among the 3DO Company and the investors named therein.(13)

10.37	—	Registration Rights Agreement dated December 7, 2001, among the 3DO Company and the investors named therein.(13)

16.01	—	Letter of KPMG LLP regarding change in certifying accountant(7)

21.01	—	List of subsidiaries.(11)

23.01	—	Consent of PricewaterhouseCoopers LLP.

23.02	—	Consent of KPMG LLP.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-59166
(2)	Incorporated by reference to the exhibits 10.21A, 10.34A, 10.36, 10.37, 10.38 and 10.39 filed with the Registrant’s Registration Statement on Form S-1 No. 33-71364.
(3)	Incorporated by reference to the exhibits 10.34, 10.40 and 10.41 filed with the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994
(4)	Incorporated by reference to the exhibit 10.34B filed with the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995
(5)	Incorporated by reference to the exhibits 10.46, 10.47, 10.48 and 10.49 filed with the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1997.
(6)	Incorporated by reference to exhibits filed with Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 11, 2001.
(7)	Incorporated by reference to the exhibit 16.1 filed with the Registrant’s Form 8-K No. 000-21336.
(8)	Previously filed as exhibit 4.2 to the Company’s registration statement on Form S-3 filed December 24, 2001 (Registration No. 333-75934).
(9)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-3 filed January 28, 2002 (Registration No. 333-72190).
(10)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form S-3 filed February 6, 2002 (Registration No. 333-75934).
(11)	Incorporated by reference to exhibits filed with the Company’s registration statement on Form 10-K filed June 29, 2001 (Registration No. 000-21336).
(12)	Incorporated by reference to exhibits filed with the Registrant’s Form 8-K No. 000-21336.
(13)	Previously filed as exhibit 10.1 (for above 10.36) and 10.2 (for above 10.37) filed with the Company’s registration statement on Form S-3 filed February 6, 2002 (Registration No. 333-75934).

(15) 14(b)  Reports on Form 8-K:

A current report on Form 8-K was filed on December 11, 2002 to report issuance of redeemable convertible preferred stock

14(c)  Exhibits:

The registrant hereby incorporates as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

14(d)  Financial Statement Schedules:

Information required by this Item is included in Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The 3DO Company and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 10, 2002, except for Note 1 and 15 which are as of June 27, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
The 3DO Company:

We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows of The 3DO Company and subsidiaries for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of The 3DO Company and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Mountain View, California
May 3, 2000

THE 3DO COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,885	$5,667
Accounts receivable, net of allowance of $12,143 and $7,201, respectively	31,834	14,197
Inventory	4,423	2,850
Prepaid and other current assets, net	3,283	1,632
Capitalized software costs, net	2,298	6,294

Total current assets	46,723	30,640
Property and equipment, net	13,337	7,774
Restricted cash	5,961	5,961
Deposits and other assets	611	501

Total assets	$66,632	$44,876

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,349	$1,315
Accrued expenses	10,526	16,339
Deferred revenue	361	279
Short term debt	1,800	12
Other current liabilities	662	3,755

Total current liabilities	16,698	21,700

Commitments (Note 14)

Redeemable convertible preferred stock, net	—	10,538

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; none and 16 shares issued at March 31, 2001 and 2002, respectively	—	—
Common stock, $0.01 par value; 125,000 shares authorized; 51,775 and 60,132 shares issued at March 31, 2001 and 2002, respectively	518	602
Additional paid-in capital	269,764	279,578
Accumulated other comprehensive loss	(1,617)	(1,532)
Accumulated deficit	(204,669)	(251,948)
Treasury stock, at cost, 4,220 shares	(14,062)	(14,062)

Total stockholders’ equity	49,934	12,638

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$66,632	$44,876

The accompanying notes are an integral part of the consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2000	2001	2002
Revenues	$118,501	$80,027	$53,748
Costs and expenses:
Cost of revenues—product costs	42,980	42,429	27,099
Cost of revenues—royalties and software development amortization	1,843	2,221	10,959
Research and development	34,275	48,920	29,507
Sales and marketing	27,919	30,191	10,719
General and administrative	11,307	18,469	12,658
Restructuring costs	—	1,225	15,007

Total costs and expenses	118,324	143,455	105,949

Operating income (loss)	177	(63,428)	(52,201)
Remeasurement of warrant liability	—	—	4,034
Amortization of warrant issuance	—	(1,557)	—
Interest and other income, net	325	(9,147)	169

Income (loss) before income and foreign withholding taxes, extraordinary charges and cumulative effect of a change in accounting policy	502	(74,132)	(47,998)
Benefit (provision) for income and foreign withholding taxes	(297)	(124)	719

Income (loss) before extraordinary charges and cumulative effect of a change in accounting policy	205	(74,256)	(47,279)
Extraordinary loss from early extinguishment of debt	—	(800)	—
Cumulative effect of accounting change	—	(1,978)	—

Net income (loss)	$205	$(77,034)	$(47,279)

Preferred stock dividends and accretion	—	—	(3,212)

Net income (loss) attributable to common stockholders	$205	$(77,034)	$(50,491)

Earnings (loss) per share:
Basic before extraordinary charge and cumulative effect of accounting change	$0.01	$(1.79)	$(1.00)
Extraordinary charge	—	(0.02)	—
Cumulative effect of accounting change	—	(0.04)	—

Basic net income (loss) per share attributable to common stockholders	$0.01	$(1.85)	$(1.00)

Diluted before extraordinary charges and cumulative effect of accounting change	$0.01	$(1.79)	$(1.00)
Extraordinary charge	—	(0.02)	—
Cumulative effect of accounting change	—	(0.04)	—

Diluted net income (loss) per share attributable to common stockholders	$0.01	$(1.85)	$(1.00)

Shares used to compute basic net income (loss) per share	32,458	41,551	50,473

Shares used to compute diluted net income (loss) per share	38,872	41,551	50,473

The accompanying notes are an integral part of the consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
For the years ended March 31, 2000, 2001 and 2002 (in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock at Cost
	Shares	Amount	Shares	Amount			Accumulated Deficit		Stockholders’ Equity	Comprehensive Income (Loss)
Balances as of March 31, 1999	—	—	29,760	$297	$161,975	$(255)	$(127,840)	$(14,062)	$20,115
Net Income	—	—	—	—	—	—	205	—	205	205
Unrealized loss from investments	—	—	—	—	—	(41)	—	—	(41)	(41)
Foreign currency translation	—	—	—	—	—	(46)	—	—	(46)	(46)
Sale of common stock through employee stock plans and other plans	—	—	2,064	21	6,126	—	—	—	6,147	—
Sale of common stock through secondary offering, net of issuance costs of $2,964	—	—	9,085	91	46,345	—	—	—	46,436	—

Balances as of March 31, 2000	—	—	40,909	409	214,446	(342)	(127,635)	(14,062)	72,816	$118

Net Loss	—	—	—	—	—	—	(77,034)	—	(77,034)	$(77,034)
Unrealized gain from investments	—	—	—	—	—	39	—	—	39	39
Foreign currency translation	—	—	—	—	—	(1,314)	—	—	(1,314)	(1,314)
Sale of common stock through employee stock plans and other plans	—	—	1,501	15	4,490	—	—	—	4,505	—
Issuance of common stock through conversion of debt, net of issuance costs of $42	—	—	2,900	29	20,045	—	—	—	20,074	—
Warrants issued in conjunction with convertible debt	—	—	—	—	1,557	—	—	—	1,557	—
Beneficial conversion charge associated with the issuance of convertible debt	—	—	—	—	9,309	—	—	—	9,309	—
Sale of common stock through private placement, net of issuance costs of $18	—	—	6,465	65	19,917	—	—	—	19,982	—

Balances as of March 31, 2001	—	—	51,775	518	269,764	(1,617)	(204,669)	(14,062)	49,934	(78,309)

Net Loss	—	—	—	—	—	—	(47,279)	—	(47,279)	(47,279)
Foreign currency translation	—	—	—	—	—	85	—	—	85	85
Sale of common stock through employee stock plans and other plans	—	—	1,510	16	2,229	—	—	—	2,245	—
Issuance of common stock, net of issuance costs of $213	—	—	4,733	47	9,490	—	—	—	9,537	—
Issuance of redeemable convertible preferred stock at $1,000 per share, net of issuance costs of $790	16	$15,030	—	—	—	—	—	—	—	—
Reclassification of common stock warrants	—	—	—	—	(2,453)	—	—	—	(2,453)	—
Initial recording of warrants to fair market value	—	—	—	—	(823)	—	—	—	(823)	—
Accrued dividends on redeemable convertible preferred stock	—	—	—	—	(353)	—	—	—	(353)	—
Discount on redeemable convertible preferred stock	—	(5,283)	—	—	2,536	—	—	—	2,536	—
Accretion of redeemable convertible preferred stock discount	—	2,036	—	—	(2,036)	—	—	—	(2,036)	—
Conversions of redeemable convertible preferred stock to common stock	1	(1,245)	2,114	21	1,224	—	—	—	1,245	—

Balances as of March 31, 2002	15	$10,538	60,132	$602	$279,578	$(1,532)	$(251,948)	$(14,062)	$12,638	$(47,194)

The accompanying notes are an integral part of the consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$205	$(77,034)	$(47,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,596	5,785	13,961
Provision for bad debts, discounts and returns	(6,890)	(1,236)	(4,942)
Loss on disposal of property and equipment	—	234	2,959
Loss on projects cancelled as part of restructuring	—	—	3,313
Loss on impairment of capitalized software	—	—	3,219
Remeasurment of warrant liability	—	—	(4,034)
Amortization of warrant issuance	—	1,557	—
Non-cash charge for conversion of accrued interest into common stock	—	116	—
Non-cash interest charge associated with beneficial conversion feature from issuance of convertible debt	—	9,309	—
Changes in operating assets and liabilities:
Accounts receivable	(24,093)	21,162	22,580
Prepaid and other assets	(1,515)	(1,609)	1,648
Capitalized software costs	—	(3,602)	(20,009)
Inventory	(6,733)	3,184	1,573
Accounts payable	95	1,395	(2,034)
Accrued expenses	5,696	(1,697)	4,275
Other liabilities	27	(1,248)	2,289
Deferred revenue	(280)	156	(82)

Net cash used in operating activities	(30,892)	(43,528)	(22,563)

Cash flows from investing activities:
Sale of short-term investments	11,554	39	—
Capital expenditures	(4,517)	(11,914)	(1,764)

Net cash provided by (used in) investing activities	7,037	(11,875)	(1,764)

Cash flows from financing activities:
Restricted cash	(8,240)	2,279	—
Proceeds from short term debt	—	19,958	—
Repayment of short term debt	(926)	(6,780)	(1,787)
Proceeds from issuance of preferred stock, net	—	—	15,030
Proceeds from secondary offering, net	46,436	—	—
Proceeds from issuance of common stock from stock plans, net	6,147	4,505	2,244
Proceeds from issuance of other common stock, net	—	19,982	9,537
Payments on capital lease obligations	—	(114)	—

Net cash provided by financing activities	43,417	39,830	25,024

Effect of foreign currency translation	(46)	(1,314)	85
Net increase (decrease) in cash and cash equivalents	19,516	(16,887)	782
Cash and cash equivalents at beginning of year	2,256	21,772	4,885

Cash and cash equivalents at end of year	$21,772	$4,885	$5,667

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,031	$929	$94

Cash paid for taxes	$19	$89	$103

Supplemental disclosures of non-cash financing activities:
Issuance of common stock for convertible notes payable	$—	$19,958	$—
Issuance of common stock for redeemable convertible preferred stock	$—	$—	$1,245
Unrealized gain (loss) on investments	$(41)	$39	$—
Unrealized loss on foreign currency translation	$(46)	$(1,314)	$85

The accompanying notes are an integral part of the consolidated financial statements.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000, 2001, and 2002

NOTE 1.    SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying consolidated financial statements include the accounts of The 3DO Company and its wholly owned subsidiaries, 3DO Europe, Ltd. and Studio 3DO K.K (the “Company”). The Company develops and publishes branded interactive entertainment software for multiple platforms.

These financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At March 31, 2002, the Company had an accumulated deficit of $251.9 million.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain adequate funding and eventually establish profitable operations though increasing revenues and controlling costs. The Company began this process during the third quarter of fiscal 2002 by implementing a restructuring program to align its cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses (see Note 13). Also, the Company has recently signed a new line of credit agreement with a financial institution, which will provide the Company with additional liquidity (see Note 15). As part of the line of credit agreement, the Company has agreed to complete a new equity or subordinated debt financing of $4.6 million by October 1, 2002 and to meet certain financial covenants. Additionally, the Company has recently amended its headquarters office lease and its furniture lease agreements. The amended lease agreements allow the Company to reduce future lease payments and enable the Company to utilize its restricted cash balances for some of the future lease payments.

Management believes these actions will provide the Company with sufficient working capital for the year ending March 31, 2003, however, additional financing may be required if projected forecasts are not achieved. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources to fund operations, may not be available, or if available, on terms acceptable to management. Management’s plans could be affected by unanticipated decreases in revenues or other events and in any case, future liquidity will be dependent upon continuation or renewal of line of credit. The Company may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. There remains substantial doubt about the Company’s ability to continue as going concern. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the consolidated financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

Cash equivalents include highly liquid investments with remaining maturities of 90 days or less at the date of purchase. The carrying amount of cash and cash equivalents are considered to approximate fair value based on the short maturities of those financial instruments.

The Company has classified its investments in certain debt and equity securities as “available-for-sale.” Such investments are recorded at fair value, with unrealized gains and losses recorded as accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Fair value is based on quoted market prices for these investments. Realized gains and losses are recorded in the accompanying consolidated statements of operations and were insignificant during the periods presented. The cost of securities sold is based upon the specific identification method. As of March 31, 2001 and 2002, the Company has approximately $6.0 million in restricted cash. The restricted cash balance primarily consists of cash equivalents and is pledged as collateral to support various letters of credit for various leases entered into by the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company’s investment portfolio consists of diversified investment–grade securities. The Company’s policy limits the amount of credit exposure to investments in any one issue, and the Company believes no significant concentration of credit risk exists with respect to these investments.

In fiscal 2002, sales to two customers represented 12% and 10% of our total software publishing revenues. Accounts receivable for these two customers at March 31, 2002, were 1% and 3% of total accounts receivable, respectively. In fiscal 2001, sales to one customers represented 15% of our total software publishing revenues. Accounts receivable for this customer at March 31, 2001, were 24% of total accounts receivable. In fiscal 2000, sales to the top customer represented 14% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 40%, 49% and 44% of revenue for fiscal years 2000, 2001 and 2002, respectively.

The Company holds several non-exclusive licenses with two significant Original Equipment Manufacturers (“OEMs”), the loss of which would have a significant impact on operating results.

The Company sources production from three OEMs. There are currently no available, alternative production sources for the products manufactured by two of these OEMs.

Credit risk in receivables is limited to distributors, retailers, software developers, software licensees and affiliated labels. The Company performs ongoing credit evaluations of its customers’ financial condition and requires prepayments when deemed necessary. The Company does not hold any collateral to secure payment from customers.

Inventories

Inventories, which consist primarily of finished goods are valued at the lower of cost (average cost) or market. The Company estimates the net realizable value of slow moving and obsolete inventory on a title by title basis and charge the excess of cost over market to cost of revenues.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the assets, which range from one to twelve years. Leasehold improvements are recorded at cost and amortized using the straight line method over the lesser of the term of the related lease or the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. The cost and accumulated amortization and depreciation applicable to assets sold or otherwise disposed of are removed from the asset accounts, any net gain or loss is included in the statements of operations.

Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets including goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” (“SFAS No. 121”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets including goodwill are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No such impairments have been identified to date. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

Intangible Assets

Intangible assets, primarily goodwill from the acquisition of New World Computing in June 1996, are stated at cost less accumulated amortization and are included in other assets. Amortization of goodwill is computed on a straight-line basis over the estimated useful life of approximately five years. For fiscal 2000, 2001, and 2002, goodwill amortization totaled approximately $448,000, $448,000 and $112,000 per year, respectively. As of March 31, 2001 and 2002, accumulated amortization of intangibles was $3.0 million and $3.1 million, respectively.

Capitalization Software Development Costs

The Company has capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed” (“SFAS No. 86). Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Historically, the establishment of technological feasibility for internal development projects has substantially coincided with the general release of the products and the Company has not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During fiscal 2001 and 2002, the Company incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for a specific platform. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, the Company considered the games to have achieved technological feasibility as the engines had been commercially proven in the marketplace and as such constitutes a working model of the products.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

External development costs are capitalized upon technological feasibility being established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by the Company’s distributors. Where this occurred, the Company shipped a product master to the distributor and the Company’s agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, the Company capitalized no costs in relation to localization as these costs were not borne by the Company or re-billed to the Company.

During fiscal 2001, the Company began incurring development costs for development of localized products. This localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During the years ended March 31, 2001 and 2002, the Company capitalized approximately $0.4 million and $0.5 million of external development costs related to localization.

The table below sets forth capitalized internal, external and localization software development costs for the years ended March 31, 2001 and 2002:

	Year ended March 31,
	2001	2002
Capitalized software development at the beginning of the period, net	$—	$2,298
Internal software development costs	518	14,263
External software development costs	2,655	5,250
Localization costs	429	496

Total capitalized development costs	3,602	20,009

Less: Projects canceled as part of restructuring	—	(3,313)
Less: Projects written down due to asset impairment	—	(3,219)
Less: Amortization in the period	(1,304)	(9,481)

Total reduction of capitalized development costs	(1,304)	(16,013)

Capitalized software development at the end of the period, net	$2,298	$6,294

Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During fiscal 2000, 2001 and 2002, the Company amortized approximately $0.0 million, $1.3 million and $9.5 million of capitalized software development costs, respectively.

During fiscal 2002, the company cancelled several software development projects as part of a restructuring which resulted in a write-off of $3.3 million in capitalized software development costs. Details of the restructuring can be found in Note 13 of these financial statements.

When events or circumstances indicate the carrying value of internal software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance over its remaining life can be recovered through future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in SFAS No. 86, and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written-off. During fiscal 2002, the Company recorded impairment charges against the cost of internal use software of approximately $3.2 million.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provision of Accounting Principals Board Opinion No. 25, “Accounting for Stock issued to Employees,” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair market value of the Company’s stock and the exercise price. Stock based compensation to non-employees is based on the fair value of options or warrants estimated using the Black-Scholes model on the date of grant in compliance with the Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Compensation expense resulting from non-employee options is amortized using the multiple options approach in compliance with Financial Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition”. Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company’s goods by their customers based on the agreed upon shipping terms. The Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO’s fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized upon being reported to the Company. Revenue from the Company’s on-line service was recognized monthly based on usage. The Company establishes allowances for expected product returns based on historical trends, in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to the Company’s adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by the Company was recognized at the time of shipment. The effect of SAB 101 was to include in both fiscal 2000 and fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during fiscal 2001.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expenses

Advertising costs, with the exception of cooperative advertising, are expensed as incurred. For fiscal 2000, 2001, and 2002, advertising expenses totaled approximately $17.3 million, $17.7 million and $2.8 million, respectively. Generally, cooperative advertising with distributors and retailers is characterized as a reduction to revenue rather than an advertising expense when spending is committed in accordance with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Reseller of the Vendor’s Products.”

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their local currencies. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries’ financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which are insignificant, are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currencies.

Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options and warrants to purchase common stock using the treasury stock method.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

	For the years ended March 31,
	2000	2001	2002
Net income (loss) before extraordinary charges and cumulative effect of a change in accounting policy	$205	$(74,256)	$(47,279)
Preferred stock dividends and accretion	—	—	(3,212)

Income (loss) attributable to common stockholders before extraordinary charges and cumulative effect of a change in accounting policy	205	(74,256)	(50,491)
Extraordinary loss from early extinguishment of debt	—	(800)	—
Cumulative effect of accounting change	—	(1,978)	—

Net income (loss) attributable to common stockholders	$205	$(77,034)	$(50,491)

Shares used to compute basic net income (loss) per share-weighted average number of common shares outstanding	32,458	41,551	50,473
Effect of common equivalent shares-stock options outstanding using the treasury stock method	6,414	—	—

Shares used to compute diluted net income (loss) per share attributable to common stockholders	38,872	41,551	50,473

Basic before extraordinary charge and cumulative effect charge	$0.01	$(1.79)	$(1.00)
Extraordinary charge	—	(0.02)	—
Cumulative effect of accounting change	—	(0.04)	—

Basic net income (loss) per share attributable to common stockholders	$0.01	$(1.85)	$(1.00)

Diluted before extraordinary charge and cumulative effect charge	$0.01	$(1.79)	$(1.00)
Extraordinary charge	—	(0.02)	—
Cumulative effect of accounting change	—	(0.04)	—

Diluted net income (loss) per share attributable to common stockholders	$0.01	$(1.85)	$(1.00)

Options to purchase 4,552,300, 21,868,856 and 21,432,807 shares of common stock were excluded from the Company’s dilutive net income (loss) per share calculations in fiscal 2000, 2001 and 2002, respectively because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $10.29, $4.22 and $3.67 in fiscal 2000, 2001 and 2002, respectively.

Warrants to purchase 1,725,361 shares of common stock were excluded from the Company’s dilutive net loss per share calculations for the year ended March 31, 2001 because their effect was anti-dilutive. These anti-dilutive shares had weighted average exercise prices of $7.79 in fiscal 2001. Warrants to purchase 5,507,702 shares of common stock were excluded from the Company’s dilutive net loss per share calculations for the year ended March 31, 2002 because their effect was anti-dilutive. These anti-dilutive common stock equivalents had weighted-average exercise prices of $4.20 at March 31, 2002.

Comprehensive Income

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods were reclassified, as required. The Company’s total comprehensive losses are included in the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the Company’s financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on the Company’s financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company’s financial statements. SFAS No. 144 will be adopted by the Company in the first quarter of fiscal 2003.

In November 2001, the EITF reached a consensus on EITF No. 01-09, “ Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”. EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14 “Accounting for Certain Sales Incentives”, EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time Based or Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future,” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. The Company adopted EITF No. 01-09 during fiscal 2002. For fiscal 2000, 2001 and 2002, costs of $3.7 million, 2.7 million and $1.8 million, respectively, have been characterized as a reduction of revenue rather than a sales and marketing expense.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 (“SFAS No. 145”), “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be adopted by the Company in the first quarter of fiscal 2003 and will result in a reclassification of fiscal 2001 loss on the early extinguishment of debt from an extraordinary item to a non-operating item.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    ALLOWANCE FOR DOUBTFUL ACCOUNTS, RETURNS AND PRICE PROTECTION

The following summarizes the activity for the allowance for doubtful accounts, returns and price protection for fiscal 2001 and 2002:

	Year ended March 31,
	2001	2002
	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$369	$4,287
Additions	4,227	795
Deductions	(358)	(3,572)

Balance at end of year	$4,287	$1,510

Allowance for returns and price protection:
Balance at beginning of year	$10,538	$7,856
Additions	15,886	19,546
Deductions	(18,518)	(21,711)

Balance at end of year	$7,856	$5,691

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2001 and 2002, consisted of:

	March 31,
	2001	2002
	(in thousands)
Computer and manufacturing equipment (3 years)	$16,667	$17,268
Furniture, fixtures and leasehold improvements (5-12 years)	8,685	6,207
Computer software (3 years)	4,490	4,774

Property and equipment, at cost	29,842	28,249
Less accumulated depreciation and amortization	(16,505)	(20,475)

Property and equipment, net	$13,337	$7,774

For fiscal 2000, 2001, and 2002, depreciation expense totaled approximately $2,148,000, $4,033,000 and $4,368,000, respectively.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    ACCRUED EXPENSES

Accrued expenses as of March 31, 2001 and 2002, consisted of the following:

	March 31,
	2001	2002
	(in thousands)
Accrued compensation	$3,449	$2,727
Accrued market development fund	1,072	429
Accrued marketing expenses	1,218	157
Accrued restructuring charges	796	7,102
Accrued inventory	497	1,770
Other	3,494	4,154

Total	$10,526	$16,339

NOTE 5.    SHORT-TERM DEBT

In April 2000, the Company terminated its revolving line of credit agreement with a bank. The early extinguishment of this line of credit resulted in an extraordinary charge of $0.8 million for the termination fees paid. Concurrently, the Company entered into a revolving line of credit with another bank. As of March 31, 2002, the credit facility allowed the Company to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, and beared an interest rate of the bank’s Prime Rate plus 0.25% to 1.25% per annum (6.0% as of March 31, 2002), depending on the Company’s tangible net worth. On April 5, 2002, the credit facility agreement expired and has not been renewed.

NOTE 6.    CONVERTIBLE DEBT

On August 16, 2000 the Company entered into a convertible note and warrant purchase agreement (the “Agreement”) with the Company’s Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III. Under the Agreement, Mr. Hawkins committed to lend the Company up to $20 million through September 30, 2000. In consideration for such commitment, the Company issued to Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of the Company’s common stock for $20 per share. The warrants have a five-year term. Using the Black Scholes valuation model, the Company estimated the fair value of the warrants at $3.60 per share and expensed the resultant $1.6 million debt discount over the expected life of the promissory notes. Assumptions used to calculate estimated fair value include: dividend yield of 0%, volatility of 85%, and a risk free interest rate of 6.0%.

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

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$6.9375 per share, the market price of common stock on the date of the Agreement. The market value of the common stock on the August 23, 2000 draw down was $9.6250. On September 13, 2000 the $18.0 million note and accrued interest were converted into 2,609,167 shares of Common Stock.

The $20.0 million proceeds were allocated to the debt and the warrants resulting in $18.4 million assigned to the debt and $1.6 million assigned to the warrants on a relative fair value basis. The resultant $1.6 million debt discount, arising from the proceeds allocated to the warrant, was amortized as a non-cash charge to interest expense in the quarter ended September 30, 2000. The accounting conversion price for the $20.0 million of debt, based on the value assigned to the debt and the number of common shares the debt converts into was $6.4158. Accordingly, the Company recorded a beneficial conversion charge of $9.3 million based on the intrinsic spread between the $6.4158 accounting conversion price and the market price of the Company’s common stock on August 23, 2000, multiplied by the number of common shares involved in the debt conversion. Such charge was recorded as a cumulative catch-up to non-cash interest expense in the quarter ended December 31, 2000.

As a result of a new rule issued on November 16, 2000, the Securities and Exchange Commission required that a cumulative catch-up adjustment be made to record the beneficial conversion feature using the accounting conversion price. Accordingly, the $9.3 million non-cash charge was reflected as a cumulative catch-up during the fiscal year ended March 31, 2001.

NOTE 7.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 10, 2001, the Company issued a total of 15,820 shares of redeemable convertible Series A preferred stock (“Preferred Stock”) for an aggregate purchase price of $15.8 million. Associated with the issuance of the Preferred Stock, the Company issued immediately exercisable warrants to acquire common stock. The $15.0 million in net proceeds were allocated to the Preferred Stock and the warrants resulting in $12.2 million and $2.8 million assigned to Preferred Stock and warrants, respectively.

Voting

Holders of Preferred Stock do not have voting rights, except as required by law, including but not limited to the Delaware General Corporation Law.

Conversion

Initially, each share of preferred stock was convertible into 1,000 shares of common stock at $2.77 per share, which was 120% of the weighted average price of the Company’s common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002, the Preferred Stock was convertible at 90% of the weighted average price of the Company’s common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at $0.777606, which is 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership.

In connection with the issuance of the Preferred Stock, the Company has recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of the Company’s common stock on the date the Preferred Stock was issued.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, 1,245 shares of the Preferred Stock had been converted into 2,114,445 shares of common stock. The Company recorded accretion of the Preferred Stock discount during the year ended March 31, 2002 of $2.8 million and dividends of $0.4 million for the same period.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive cash from the liquidation of assets before any amount is paid to the holders of the common stock of the Company. The liquidation amount due per Preferred Stock share is equal to the conversion amount. If the liquidation funds are insufficient to pay the full amount due to the holders of Preferred Stock, then each holder of Preferred Stock, shall receive an allocated percentage of the liquidation funds based on the number of shares held by the holder of Preferred Stock.

Redemption

At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at the $1,000 per share face value on December 10, 2004. Redemption may be in cash or common stock, at the Company’s option. The Preferred Stock is redeemable at the option of the holder upon the occurrence of a ‘triggering event’ which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the Preferred Stock plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock into which the shares of the Preferred Stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of Preferred Shares has an option to require the Company to redeem all or a portion of such holder’s shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to the Company and (y) the average daily volume weighted average price of the Company’s common stock on the trading day immediately preceding such change of control. In addition, the Company may redeem the preferred stock on the first and second anniversaries of their issuance at 110% and 105%, respectively, if certain conditions are met.

Dividends

Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company’s option. As of March 31, 2002, the Company has recorded approximately $0.4 million of dividends payable to preferred stockholders.

Warrants for common stock

The Preferred Stock investors received immediately exercisable warrants to purchase 2,055,587 shares of the Company’s common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of March 31, 2002, none of these warrants have been exercised.

The Company also issued immediately exercisable warrants to acquire 306,842 shares of its common stock at an exercise price of $2.48 per share to an investment-banking firm in partial payment of the placement fee for

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Preferred Stock. The warrant has a five year term and the Company recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price of the warrant is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of March 31, 2002, none of these warrants have been exercised.

The common stock issuable pursuant to the conversion and exercise of the Preferred Stock and warrants require effective registration within 60 days. Due to the registration requirement, the warrants are required to be recorded as liabilities and remeasured to their estimated value at each reporting period until they are registered. As a result of the remeasurement, the Company has recorded other income of $2.4 million during the year ended March 31, 2002.

As the conversion ratio of the Preferred Stock, described above, does not include a specified lower floor, the Company has followed the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and reclassified $2.5 million of warrants issued with the common stock financing on October 9, 2001, from additional paid-in capital to liabilities. The reclassification was performed in fiscal 2002 and the warrants were marked to market at March 31, 2002. The effect of the mark to market was to increase other income by $1.7 million.

NOTE 8.    COMMON STOCK

In August 1999, the Company completed a secondary offering of 5,282,793 shares of its common stock at a price of $8.375 per share. The Company received approximately $46.4 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

On August 16, 2000, in conjunction with Mr. Hawkin’s commitment to lend the Company up to $20 million through September 30, 2000, the Company issued Mr. Hawkins a fully exercisable warrant to purchase 432,432 shares of the Company’s Common Stock for $20 per share. The warrants were valued at $1.6 million using the Black-Scholes pricing model and the following assumptions: 0% dividend rate, 85% volatility, 6.0% discount rate and a five year term. The value of the warrant was recorded as a discount to the convertible debt and amortized as interest expense over the period August 16, 2000 to September 13, 2000 when the convertible note converted into 2,899,641 shares of Common Stock. As of March 31, 2002, none of these warrants have been exercised.

On October 31, 2000, the Company sold 6,464,647 shares of Common Stock at the stock’s closing price that day of $3.09375 per share. As part of the transaction, the Company also issued 1,292,929 warrants with an exercise price of $3.7125 per share. The Company’s Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 4,848,485 of these shares and was issued 969,697 warrants on terms equivalent to a third party purchaser. No value has been allocated to any of the warrants because both the value of the warrant and the capital surplus on the common stock are equal. As of March 31, 2002, none of these warrants have been exercised.

On October 9, 2001 the Company sold 4,733,010 shares of common stock at $2.06 per share. As part of the transaction, the Company issued 1,419,904 warrants to purchase its common stock, which were fully exercisable, with an exercise price of $2.27 per share. The Company’s Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 3,933,010 of these shares and was issued 1,179,903 warrants to purchase common stock on terms equivalent with third party purchasers. As of March 31, 2002, none of these warrants have been exercised.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has never declared or paid any dividends on its common stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the line of credit entered into by the Company subsequent to fiscal 2002 (see Note 15), GE Capital prohibits the payment of dividends on its common stock.

NOTE 9.    STOCK PLANS

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 20% of their compensation to purchase shares at 85% of the lower of the fair market value of the common stock on the date of commencement of the two-year offering period, or on the last day of each six-month purchase period. The Employee Stock Purchase Plan commenced in September 1994. In fiscal 2000, 2001 and 2002, 818,110, 1,035,289 and 1,196,581 shares, respectively, were issued by the Company to employees at price ranging from $2.18 to $5.87, $1.99 to $6.14 and $0.65 to $1.81 per share, respectively. The weighted-average fair value of the rights issued to employees to purchase a share of stock under the Stock Purchase Plan was $5.05, $1.99 and $1.12 during fiscal 2000, 2001 and 2002, respectively. As of March 31, 2000, 2001 and 2002, the Company had 746,552, 2,211,263 and 1,014,682 shares, respectively, of common stock reserved for future issuance under the Employee Stock Purchase Plan.

Stock Option Plan

The Company’s 1993 Incentive Stock Plan (the “Plan”) authorizes the granting of incentive and non-qualified stock options and stock purchase rights to employees. Incentive options must be granted with exercise prices at least equal to the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Non-qualified stock options and stock purchase rights must be granted with exercise prices at least equal to 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Stock options generally vest 25% or 20% one year after the option holder’s date of employment and thereafter, ratably over a three or four year period. Unexercised options generally expire 10 years from date of grant.

As of March 31, 2000, 2001 and 2002, 25,602,138, 34,696,603 and 36,176,001, shares, respectively, of common stock have been authorized for issuance under the Plan.

Director Option Plan

The Company’s 1995 Director Option Plan (the “Director Plan”) authorizes the granting of non-qualified stock options to each outside director on the date such person first becomes an Outside Director. The exercise price of the options is the fair market value per share of the common stock on the grant date. The stock options vest over a 48 or 60-month period. Unexercised options expire ten years from the date of grant.

As of March 31, 2000, 2001, and 2002, 700,000 shares of common stock have been authorized for issuance under the Director Plan.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the Plans for fiscal 2000, 2001 and 2002, were as follows:

	Options Available For Grant	Options Outstanding
		Shares	Weighted Average Exercise Prices
Outstanding as of March 31, 1999	5,546,670	11,421,526	$3.24
Authorized	6,071,516	—	—
Granted	(5,269,900)	5,269,900	7.81
Terminated	1,689,510	(1,689,510)	3.85
Exercised	—	(1,246,055)	2.99

Outstanding as of March 31, 2000	8,037,796	13,755,861	$4.94
Authorized	9,094,465	—	—
Granted	(11,711,075)	11,711,075	3.83
Terminated	3,131,360	(3,131,360)	6.01
Exercised	—	(466,720)	3.61

Outstanding as of March 31, 2001	8,552,546	21,868,856	$4.22
Authorized	1,479,398	—	—
Granted	(5,351,200)	5,351,200	2.41
Terminated	5,473,436	(5,473,436)	4.68
Exercised	—	(313,813)	2.87

Outstanding as of March 31, 2002	10,154,180	21,432,807	$3.67

The weighted-average fair values of options granted during 2000, 2001 and 2002 with exercise prices equal to market value were $5.11, $2.45 and $1.68, respectively.

As of March 31, 2000, 2001 and 2002, 3,930,338, 7,048,770 and 10,265,089 options, respectively, were exercisable under the Plan. The weighted-average exercise price for the shares exercisable at March 31, 2000, 2001 and 2002 were $3.23, $3.14, and $3.61, respectively.

The following table summarizes information about fixed stock options outstanding and currently exercisable at March 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted-average Exercise Price	Number Outstanding	Weighted-average Exercise Price
$0.84 to $ 1.78	6,352,992	8.96	$1.62	1,965,055	$ 1.61
$2.00 to $ 2.36	2,806,051	8.72	$2.08	595,701	$ 2.13
$2.86 to $ 3.38	5,372,629	6.25	$3.23	3,855,642	$ 3.24
$3.59 to $ 5.50	1,529,346	6.71	$3.98	1,022,944	$ 3.89
$5.98 to $ 7.78	4,564,888	7.13	$6.78	2,388,898	$ 6.77
$8.13 to $13.97	806,901	5.11	$10.21	436,849	$10.15

$0.84 to $13.97	21,432,807	7.56	$3.67	10,265,089	$ 4.04

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Net Income (Loss)

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to disclose the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net income and pro forma net income per share for fiscal 2000, 2001 and 2002 would have been as indicated below:

	Year Ended March 31,
	2000	2001	2002
Net income (loss) attributable to common stockholders as reported	$205	$(77,034)	$(50,491)
Pro forma	$(10,006)	$(89,695)	$(65,845)
Net income (loss) attributable to common stockholders per basic share as reported	$0.01	$(1.85)	$(1.00)
Pro forma	$(0.31)	$(2.16)	$(1.30)
Net income (loss) attributable to common stockholders per diluted share as reported	$0.01	$(1.85)	$(1.00)
Pro forma	$(0.26)	$(2.16)	$(1.30)

The fair value of employee stock options and employee stock purchase plan rights are estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 2001 and 2002:

	Option Plan			ESPP
	2000	2001	2002	2000	2001	2002
Weighted-average risk free rate	6.24%	5.27%	3.98%	6.19%	4.85%	2.26%
Expected life of options/rights (in years)	3.5	3.5	3.5	2	2	2
Annualized stock price volatility	85%	90%	105%	78%	90%	105%
Dividend yield	—	—	—	—	—	—

NOTE 10.    NET INTEREST AND OTHER INCOME

Net interest and other income for the years ended March 31, 2000, 2001 and 2002, consisted of the following:

	Year Ended March 31,
	2000	2001	2002
	(in thousands)
Interest income	$1,349	$1,188	$321
Beneficial conversion charge associated with the issuance of convertible debt	—	(9,309)	—
Interest expense	(1,033)	(931)	(94)
Other income (expense), net	9	(95)	(58)

	$325	$(9,147)	$169

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    INCOME TAXES

The provision for (benefit from) income taxes consisted of the following:

	Year Ended March 31,
	2000	2001	2002
	(in thousands)
Current:
Federal	$52	$(8)	$(458)
State and local	(17)	48	1
Foreign	262	84	(262)

Total current	297	124	(719)
Total deferred	—	—	—

	$297	$124	$(719)

The differences between the statutory income tax rate and the Company’s effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the years ended March 31, 2000, 2001 and 2002 were as follows:

	Year Ended March 31,
	2000	2001	2002
Provision at statutory federal tax rate	34.0%	(34.0)%	(34.0)%
Valuation allowance	(40.8)%	44.1%	44.4%
Alternative minimum tax	50.0%	(8.8)%	0.0%
Foreign tax, withholding and other	39.1%	2.3%	0.0%
Other	2.0%	(3.4)%	(11.8)%

	84.3%	0.2%	(1.4)%

The tax effect of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2001 and 2002, are presented as follows:

	Year Ended March 31,
	2001	2002
	(in thousands)
Deferred tax asset:
Depreciation and amortization	$923	$842
Deferred revenue	144	49
Research and development capitalized expenses	9,153	10,034
Net operating loss carryforwards	58,429	72,528
Tax credit carryforwards	32,367	23,491
Other	7,030	11,864

Total gross deferred tax assets	108,046	118,808
Less valuation allowance	(108,046)	(118,808)

Net deferred tax assets	$—	$—

The valuation allowance increased $5.5 million, $34.0 million, $10.8 million, in fiscal 2000, 2001 and 2002, respectively.

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2001, the Company had cumulative federal net operating loss carryforwards of approximately $208.0 million for federal income tax purposes and $31.0 million for state tax purposes. If not offset against future taxable income, they will expire in beginning in fiscal 2009 and 2006, for federal and state tax purposes, respectively.

As of March 31, 2002, the Company had unused research and development tax credits of approximately $12.5 million and $10.7 million available to reduce future federal and California income taxes, respectively. The federal research and development tax credit expires beginning in fiscal year 2007. The California research and development tax credit can be carried forward indefinitely.

NOTE 12.    GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company adopted the provisions of statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure about Segments of an Enterprise and Related Information,” during fiscal 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by products for purposes of making operating decisions and assessing financial performance. Therefore, the Company considers that it operates in a single operating segment: interactive entertainment software products.

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

	Year Ended March 31,
	2000	2001	2002
Revenues:
PC	$29,034	$11,181	$10,856
Playstation video game console	53,048	28,957	8,215
Playstation 2 computer entertainment system	160	16,344	24,145
Nintendo 64	31,412	14,064	1,015
Game Boy Color	3,766	9,039	3,187
Game Boy Advance	—	—	6,276
Other	1,081	442	54

Total revenues	$118,501	$80,027	$53,748

The Company’s software publishing export sales are principally to Europe and Asia/Pacific. Sales from the Company’s European subsidiary were $12.2 million, $14.0 million and $12.3 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Costs and expenses were $9.1 million, $15.4 million and $9.8 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Assets for the Company’s European subsidiary were $5.6 million at March 31, 2002 and $8.9 million at March 31, 2001.

NOTE 13.    RESTRUCTURING CHARGE

During fiscal year 2001, the Company recorded $1.2 million in restructuring charges. These charges included a reduction in force of 69 employees for $0.3 million, and realized and anticipated costs of $1.0 million

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for a vacated portion of our headquarters. As of March 31, 2001, the Company has accrued $0.8 million for anticipated costs associated with finding a sub-lessee.

An additional restructuring charge of $1.0 million relating to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months was recorded during fiscal 2002. During the third quarter of fiscal 2002, the Company implemented a restructuring program to align its organization’s cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, the Company reduced its worldwide workforce by 160 employees for $0.5 million, wrote-off leasehold improvements related to vacant facitilited of $2.8 million, wrote-off capitalized development costs due to project cancellations of $3.3 million and provided for additional anticipated costs associated with finding a sub-lessee for $8.4 million. The following table sets forth the restructuring costs:

	Fiscal 2001 Activity			Fiscal 2002 Activity
	Restructuring Charges	Payments And Write offs	Balance at March 31, 2001	Additional Restructuring Charges	Payments And Write offs	Balance at March 31, 2002
Non-cancelable lease costs	$955	$(159)	$796	$8,381	$(2,075)	$7,102
Capitalized development written of due to project cancellation	—	—	—	3,313	(3,313)	—
Write off of leasehold improvements related to vacant facilities	—	—	—	2,779	(2,779)	—
Severance and benefits	270	(270)	—	534	(534)	—

Total restructuring costs	$1,225	$(429)	$796	$15,007	$(8,701)	$7,102

NOTE 14.    COMMITMENTS

The Company leases its facilities under several operating lease agreements. The Company also leases certain office equipment under non-cancelable operating leases. Rental expense for fiscal 2000, 2001, and 2002, were $2.9 million, $5.2 million and $8.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31,2002 are as follows:

March 31,
2003	$8,150
2004	7,619
2005	6,301
2006	6,371
2007	6,482
Thereafter	40,558

Total minimum lease payments	$75,481

NOTE 15.    SUBSEQUENT EVENTS

On May 14, 2002, the Company amended the lease on its headquarters facility. The amendment substantially changed the terms of the original lease agreement, which now expires in April 2006. Under the terms of the amendment, the Company has significantly reduced the monthly cash payments, the term of the

THE 3DO COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease and the amount of square footage leased. Under the terms of the original agreement dated June 12, 1999, the Company was required to maintain restricted cash of $5.2 million and a deposit with the leassor of $0.4 million. The amendment granted authorization to use the restricted cash and deposit as follows: $3.8 million will be used for fiscal 2003 rent and operating expenses, $0.7 million for fiscal 2004 rent and operating expenses, and $1.1 million for termination fees.

The future minimum lease payments under non-cancelable operating leases as of March 31, 2002, after the amendment to the lease on the Company’s headquarters, are as follows:

March 31,
2003	$6,132
2004	3,755
2005	2,182
2006	2,073
2007	167
Thereafter	—

Total minimum lease payments	$14,309

On June 27, 2002 the Company entered in to a Loan and Security Agreement (the “Loan Agreement”) with a Financial institution. The Loan Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under to the Loan Agreement, the Company assigns to the Financial institution, and the Financial institution purchases, our North American accounts receivable that meet certain eligibility requirements. The purchase price of the assigned accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. The Company can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75%. The Financial institution is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed .91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; and cumulative maximum advances under the line.

The Loan Agreement requires an additional cash infusion of $4.6 million by October 1, 2002. The Loan Agreement also contains several covenants which require the Company to obtain written consent from the Financial institution before entering into transaction such as acquisitions, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and changing the Company’s name. If the Company does not meet a covenant and it is not waived, the Financial institution can decrease advance rates, apply reserves, suspend any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit, and increase the line of credit borrowing interest rate to prime rate plus 2.75%. The Loan Agreement expires on June 26, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

THE 3DO COMPANY a Delaware Corporation

By:	/s/ RICHARD A. GELHAUS
Richard A. Gelhaus Chief Financial Officer and Accounting Officer (Duly Authorized Officer)

Date: July 1, 2002

Pursuant to the requirements of the Securities and Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. HAWKINS, III William M. Hawkins, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Financial Officer and Accounting Officer)	July 1, 2002

/s/ WILLIAM A. HALL William A. Hall	Director	July 1, 2002

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	July 1, 2002

/s/ RICHARD S.F. LEHRBERG Richard S.F. Lehrberg	Director	July 1, 2002

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.12	Termination Agreement and Release dated April 8, 2002 of the Loan and Security Agreement dated April 5, 2000, between The 3DO Company and Foothill Capital Corporation.

10.13A	First Amendment of the lease between Seaport Plaza Associates, LLC and the Registrant for office space at 100 Cardinal Way, Redwood City, California, dated July 12, 1999

10.14	Loan and Security agreement between The 3Do Company and GE Capital Commercial Services, Inc. dated June 27, 2002

10.15	Form of Registration Rights Agreement in connection with the sales of common stock on October 9, 2001

23.01	Consent of PricewaterhouseCoopers LLP.

23.02	Consent of KPMG LLP.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.