Form 10-Q
period 2002-06-30
3DO CO
filed 2002-08-14
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                200 CARDINAL WAY
                         REDWOOD CITY, CALIFORNIA 94063
          (Address of principal executive offices, including zip code)

                                 (650) 385-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002, the number of outstanding shares of the registrants' common stock was 61,893,461.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


PART I     FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                                 ----

Item 1.    Condensed Consolidated Financial Statements                                                             3

           Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2002                               3

           Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2002       4

           Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2002       5

           Notes to Condensed Consolidated Financial Statements                                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                  15


Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                             31

PART II    OTHER INFORMATION                                                                                      31

Item 1.    Legal Proceedings                                                                                      31

Item 6.    Exhibits on Form 10-Q                                                                                  31

Signature                                                                                                         32

 Part I        FINANCIAL INFORMATION

 Item 1.       Consolidated Financial Statements

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 31,       June 30,
                                                                                    2002           2002
                                                                                 ---------      ---------
                                                                                               (unaudited)
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                     $   5,667      $   4,542
   Accounts receivable, net of allowances of $7,201 and $7,005, respectively        14,197          8,104
   Inventory                                                                         2,850          1,500
   Prepaid and other current assets, net                                             1,632          2,045
   Prepaid royalties and capitalized software costs, net                             6,294         10,706
                                                                                 ---------      ---------
        Total current assets                                                        30,640         26,897

Property and equipment, net                                                          7,774          7,176
Restricted cash                                                                      5,961          5,961
Deposits and other assets                                                              501             96
                                                                                 ---------      ---------
        Total assets                                                             $  44,876      $  40,130
                                                                                 =========      =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                       STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   1,315      $   1,198
   Accrued expenses                                                                 16,339          8,920
   Deferred revenue                                                                    279            248
   Short-term debt                                                                      12           --
   Other current liabilities                                                         3,755            141
                                                                                 ---------      ---------
        Total current liabilities                                                   21,700         10,507
                                                                                 ---------      ---------
Redeemable convertible preferred stock, net                                         10,538          9,597

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized; none and 16
     shares issued, respectively                                                      --             --
   Common stock, $.01 par value; 125,000 shares authorized; 60,132 and
     65,874 shares issued, respectively                                                601            659
   Additional paid-in capital                                                      279,578        281,799
   Accumulated other comprehensive loss                                             (1,531)        (1,163)
   Accumulated deficit                                                            (251,948)      (247,207)
   Treasury stock, at cost, 4,220 shares                                           (14,062)       (14,062)
                                                                                 ---------      ---------
        Total stockholders' equity                                                  12,638         20,026
                                                                                 ---------      ---------
        Total liabilities, redeemable convertible preferred stock
          and stockholders' equity                                               $  44,876      $  40,130
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                                2001          2002
                                                                            --------      --------
Revenues:
  Publishing revenue                                                        $ 13,066      $  6,253
  Licensing revenue                                                              211         2,675
                                                                            --------      --------
Total Revenues                                                                13,277         8,928

Costs and expenses:
  Cost of revenues- product costs                                              6,718         3,048
  Cost of revenues- royalties and software development amortization            1,088         2,206
  Research and development                                                     8,113         2,483
  Sales and marketing                                                          2,603         1,471
  General and administrative                                                   3,499           545
  Restructuring costs (benefit)                                                  955        (4,668)
                                                                            --------      --------
Total costs and expenses                                                      22,976         5,085
                                                                            --------      --------
Operating income (loss)                                                       (9,699)        3,843

Remeasurement of warrant liability                                              --             827
Interest and other income, net                                                   170            71
                                                                            --------      --------
Income (loss) before income and foreign withholding taxes                     (9,529)        4,741
Income and foreign withholding taxes                                              (1)         --
                                                                            --------      --------
Net income (loss)                                                             (9,530)        4,741

Preferred stock dividends and accretion                                         --          (2,313)
                                                                            --------      --------
Net income (loss) attributable to common stockholders                       $ (9,530)     $  2,428
                                                                            ========      ========

Basic net income (loss) per share attributable to common stockholders       $  (0.20)     $   0.04
                                                                            ========      ========

Diluted net income (loss) per share attributable to common stockholders     $  (0.20)     $   0.03
                                                                            ========      ========
Shares used to compute basic net income (loss) per share  attributable
  to common stockholders                                                      47,594        58,853
                                                                            ========      ========
Shares  used to compute  diluted  net income  (loss)  per share
  attributable  to common stockholders                                        47,594        77,736
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                            ----------------------
                                                                                2001          2002
                                                                            --------      --------
Cash flows from operating activities:
   Net income (loss)                                                        $ (9,530)     $  4,741
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                          3,431         2,511
        Non-cash reversal of restructuring costs                                --          (4,688)
        Non-cash reversal of straight line rent                                 --          (1,517)
        Provision for bad debts, discounts and returns                        (1,802)         (196)
        Remeasurement of warrant liability                                      --            (827)
        Changes in operating assets and liabilities:
          Accounts receivable                                                 17,380         6,289
          Prepaid and other assets                                              (322)           (8)
          Capitalized software costs                                          (5,064)       (6,022)
          Inventory                                                            1,795         1,350
          Accounts payable                                                    (2,973)         (117)
          Accrued expenses                                                      (348)       (2,378)
          Deferred revenue                                                       (44)          (31)
          Other liabilities                                                       53          (248)
                                                                            --------      --------
Net cash provided by (used in) operating activities                            2,576        (1,141)
                                                                            --------      --------

Cash flows from investing activities:
   Capital expenditures                                                         (373)         (341)
                                                                            --------      --------
Net cash used in investing activities                                           (373)         (341)
                                                                            --------      --------
Cash flows from financing activities:
   Repayment of short-term debt                                               (1,779)          (12)
   Proceeds from issuance of common stock, net                                   462          --
                                                                            --------      --------
Net cash used in financing activities                                         (1,317)          (12)
                                                                            --------      --------

 Effect of foreign currency translation                                            2           369
                                                                            --------      --------

Net increase (decrease) in cash and cash equivalents                             888        (1,125)

Cash and cash equivalents at beginning of period                               4,885         5,667
                                                                            --------      --------

Cash and cash equivalents at end of period                                  $  5,773      $  4,542
                                                                            ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

THE 3DO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - GENERAL


      In April 1993, The 3DO Company was incorporated as a Delaware holding company. The accompanying consolidated financial statements include the accounts of The 3DO Company and its wholly owned subsidiaries, 3DO Europe, Ltd. and Studio 3DO K.K. (the "Company"). The Company develops and publishes branded interactive entertainment software for multiple platforms.

      These financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. Additionally, although the Company reported net income for the quarter ended June 30, 2002, the Company did not generate cash flows from operations. At June 30, 2002, the Company had an accumulated deficit of $247.2 million.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain adequate funding and eventually establish profitable operations though increasing revenues and controlling costs. The Company began this process during the third quarter of fiscal 2002 by implementing a restructuring program to align its cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. During the quarter ended June 30, 2002, the Company reported net income, but did not generate cash flows from operations. Also, the Company has signed a new line of credit agreement with a financial institution, which will provide the Company with additional liquidity (see Note 4). As part of the line of credit agreement, the Company has agreed to complete a new equity or subordinated debt financing of $4.6 million by October 1, 2002 and to meet certain financial covenants. As of June 30, 2002, the Company is compliant with the Loan Agreement covenants. Additionally, the Company has recently amended its headquarters office lease and its furniture lease agreements. The amended lease agreements allow the Company to reduce future lease payments and enable the Company to utilize its restricted cash balances for some of the future lease payments.

      Management believes these actions will provide the Company with sufficient working capital for the year ending March 31, 2003, however, additional financing may be required if projected forecasts are not achieved. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to management. Management's plans could be affected by unanticipated decreases in revenues or other events and in any case, future liquidity will be dependent upon continuation or renewal of the line of credit. The Company may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. There remains substantial doubt about the Company's ability to continue as going concern. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 - CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS


         The Company has capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86
"Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed"("SFAS No. 86). Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Prior to fiscal 2001, the establishment of technological feasibility for internal development projects substantially coincided with the general release of the products and the Company had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. From fiscal 2001 forward, the Company incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for a specific platform. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, the Company considered the games to have achieved technological feasibility as the engines had been commercially proven in the marketplace and as such constitutes a working model of the products.

         External development costs are capitalized upon technological feasibility being established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by the Company's distributors. Where this occurred, the Company shipped a product master to the distributor and the Company's agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, the Company capitalized no costs in relation to localization as these costs were not borne by the Company or re-billed to the Company.

         Localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During each of the three month periods ended June 30, 2001 and 2002, the Company capitalized less than $0.1 million of external development costs related to localization.

         The  table  below  sets  forth  capitalized   internal,   external  and
localization software development costs for the three months ended June 30, 2001 and 2002:

                                                                       Three months ended June 30,
                                                                         ----------------------
                                                                           2001          2002
                                                                         --------      --------
                                                                              (Unaudited)
Capitalized software development at the beginning of the period, net     $  2,298      $  6,294

Internal software development costs                                         3,117         4,980
External software development costs                                         1,893         1,015
Localization costs                                                             54            27
                                                                         --------      --------
        Total capitalized development costs incurred                        5,064         6,022
                                                                         --------      --------

        Less: Amortization in the period                                     (856)       (1,610)
                                                                         --------      --------
              Total reduction of capitalized development costs               (856)       (1,610)
                                                                         --------      --------

        Capitalized software development at the end of the period, net   $  6,506      $ 10,706
                                                                         ========      ========


         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended June 30, 2001 and 2002, the Company amortized approximately $0.9 million and $1.6 million of capitalized software development costs, respectively.

         When events or circumstances indicate the carrying value of internal software might not be recoverable, the Company will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in SFAS No. 86, and is recognized as a write-down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off. During the three months ended June 30, 2002, the Company did not record any impairment charges against the cost of internal use software.

NOTE 3 - ACCRUED EXPENSES


         Accrued expenses consist of the following:

                                                     March 31,  June 30,
                                                      2002        2002
                                                     -------     -------
                                                               (unaudited)

Accrued compensation ...........................     $ 2,727     $ 2,398
Accrued restructuring charge ...................       7,102       1,690
Accrued rent ...................................        --         1,494
Accrued inventory ..............................       1,770         227
Other ..........................................       4,740       3,111
                                                     -------     -------
Total accrued expenses .........................     $16,339     $ 8,920
                                                     =======     =======

NOTE 4 - SHORT-TERM DEBT


         In April 2000, the Company entered into a revolving line of credit with a bank. The credit facility allowed the Company to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, with an interest rate at the bank's Prime Rate plus 0.25% to 1.25% per annum, depending on the Company's tangible net worth. On April 5, 2002, the credit facility agreement expired and was not renewed.

        On June 27, 2002 the Company entered in to a Loan and Security Agreement (the "Loan Agreement") with a financial institution. The Loan Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under the Loan Agreement, the Company assigns to the financial institution, and the financial institution lends to Company, based on the amount of North American accounts receivable assigned that meet certain eligibility requirements. The assigned amount of accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. The Company can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75% (5.5% as of June 30, 2002). The financial institution is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed .91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; and cumulative maximum advances under the line. As of June 30, 2002, there were no borrowings under the line.

         The Loan Agreement requires an additional cash infusion of $4.6 million by October 1, 2002. The Loan Agreement also contains several covenants which require the Company to obtain written consent from the financial institution before entering into transaction such as acquisitions, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and changing the Company's name. If the Company does not meet a covenant and it is not waived, the financial institution can decrease advance rates, apply reserves, suspend any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit and increase the borrowing interest rate to prime rate plus 2.75%. The Loan Agreement expires on June 26, 2004.

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

Conversion

         Initially, each share of Preferred Stock was convertible into 1,000 shares of common stock at $2.77 per share, which was 120% of the weighted average price of the Company's common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002 ("Alternative Conversion Period"), the Preferred Stock was convertible at 90% of the weighted average price of the Company's common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at $0.777606, which is 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership.

         In connection with the issuance of the Preferred Stock, the Company recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of the Company's common stock on the date the Preferred Stock was issued.

         As of June 30, 2002, 4,952 shares of the redeemable convertible preferred shares had been converted into 7,555,628 shares of common stock. The Company recorded accretion of the Preferred Stock discount during the three months ended June 30, 2002, of $2.2 million and dividends of $0.1 million for the same period.

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

Redemption

         At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at the $1,000 per share face value on December 10, 2004. Redemption may be in cash or common stock, at the Company's option. The Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the Preferred Stock plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock into which the shares of Preferred Stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of Preferred Stock has an option to require the Company to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to the Company and (y) the average daily volume weighted average price of the Company's common stock on the trading day immediately preceding such change of control. In addition, the Company may redeem the Preferred Stock on the first and second anniversaries of their issuance at 110% and 105%, respectively, if certain conditions are met.


Dividends

         Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company's option. On April 1, 2002, the Company issued a dividend of 296,841 shares of common stock to Preferred Stockholders. For the three months ended June 30, 2002, the Company has recorded $0.1 million of dividends payable to Preferred Stockholders.

Warrants for common stock

         The Preferred Stock investors received immediately exercisable warrants to purchase 2,055,587 shares of the Company's common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of June 30, 2002, none of these warrants have been exercised.

         The Company also issued immediately exercisable warrants to acquire 306,842 shares of its common stock at an exercise price of $2.48 per share to an investment-banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and the Company recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price of the warrant is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of June 30, 2002, none of these warrants have been exercised.

         As the conversion ratio of Preferred Stock, described above, did not include a specified lower floor during the Alternative Conversion Period, the Company has followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on October 9, 2001, and the warrants issued with the Preferred Stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked to martket at June 14, 2002. The effect of the mark to market on the three months ended June 30, 2002, was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, the Company was able to determine that sufficient common shares were authorized and available for all outstanding warrants and as such was able to reclassify the warrants from a liability to equity.


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

         The Company has never declared or paid any dividends on its common stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the Loan Agreement entered into by the Company on June 27, 2002 (see Note 4) prohibits the payment of dividends on its common stock.

         The Company's common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below a specified level for an extended period of time. On March 22, 2002, the NASDAQ Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, the Company did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), the Company was provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, NASDAQ notified the Company that it had not regained compliance with marketplace Rule 4450(e)(2) and as a result the Company's securities would be delisted from The NASDAQ National Market upon the opening of business on July 1, 2002. The Company requested and was granted a hearing on August 8, 2002, regarding the Nasdaq Staff determination. The Company presented its plan of action, which includes a reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. The hearing has suspended the delisting action until the Nasdaq Listing Qualifications Panel reaches a final decision on the Company's appeal.

NOTE 7 - REVENUE RECOGNITION

                  The Company recognizes revenue in accordance with Statement of
Position 97-2 "Software Revenue Recognition". Revenue from the sale of software titles published and distributed by the Company is recognized at the time of receipt of the Company's goods by their customers based on the agreed upon shipping terms. The Company permits its customers to exchange software titles published and distributed by the Company, within certain specified periods, and provides price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, 3DO's fulfillment of its obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized upon being reported to the Company. The Company establishes allowances for expected product returns based on historical trends, in accordance with Statement of Financial Accounting Standards No. 48, " Revenue Recognition When Right of Return Exists".

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In October 2000, the SEC Staff released a frequently asked questions document to provide additional guidance on implementing SAB 101. The Company adopted SAB 101 and changed its revenue recognition policy, accordingly, effective April 1, 2000, based on guidance provided therein to recognize revenue based on agreed upon shipping terms. Prior to the Company's adoption of Staff Accounting Bulletin No. 101 on April 1, 2000, revenue from the sales of software titles published and distributed by the Company was recognized at the time of shipment. The effect of SAB 101 was to include in both the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, revenue of $3.1 million and cost of goods sold of $1.1 million. The net effect of $2.0 million was recorded as a cumulative effect of accounting change during the first quarter fiscal 2001.



NOTE  8 - RESTRUCTURING CHARGES

         During  fiscal  year  2001,  the  Company   recorded  $1.2  million  in
restructuring charges. These charges included a reduction in force of 69 employees of $0.3 million, and realized and anticipated costs of $1.0 million for a vacated portion of our headquarters. As of March 31, 2001, the Company had accrued $0.8 million for anticipated costs associated with finding a sub-lessee.

         An additional restructuring charge of $1.0 million relating to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months was recorded during the first quarter of fiscal 2002. During the third quarter of fiscal 2002, the Company implemented a restructuring program to align its organization's cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, the Company reduced its worldwide workforce by 160 employees for $0.5 million, wrote-off leasehold improvements related to vacant facitilited of $2.8 million, wrote-off capitalized development costs due to project cancellations of $3.3 million and provided for additional anticipated costs associated with finding a sub-lessee for $8.4 million.

         On May 14, 2002, the Company amended the lease on its headquarters facility. The amendment substantially changed the terms of the original lease agreement, which now expires in April 2006. Under the terms of the amendment, the Company has significantly reduced the monthly cash payments, the term of the lease and the amount of square footage leased. Under the terms of the original agreement dated June 12, 1999, the Company was required to maintain restricted cash of $5.2 million and a deposit with the leassor of $0.4 million. The amendment granted authorization to use the restricted cash and deposit as follows: $3.8 million will be used for fiscal 2003 rent and operating expenses, $0.7 million for fiscal 2004 rent and operating expenses, and $1.1 million for termination fees. Additionally, as a result of the lease renegotiation, the Company's straight line rent accrual of $1.5 million was no longer required, and as such, the Company reversed the accrual against general and administrative expense as the accrual was not set-up as part of the restructuring charges.

         The following table sets forth the restructuring costs:

                                                                       Three months ended June 30,
                                                                        ------------------------
                                                                           2001             2002
                                                                        -------          -------

Accrued restructuring costs at the beginning of the period              $   796          $ 7,102

Additional restructuring costs recorded-non cancelable lease costs          955             --
Reversal of restructuring costs due to facility lease renegotiation        --             (4,668)
Payments and write offs                                                    (398)            (744)
                                                                        -------          -------
Accrued restructuring costs at the end of the period                    $ 1,353          $ 1,690
                                                                        -------          -------

NOTE 9 - NET INCOME (LOSS) PER SHARE

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                                           Three Months Ended
                                                                                                 June 30,
                                                                                           ----------------------
                                                                                             2001          2002
                                                                                           --------      --------
                                                                                          (unaudited)   (unaudited)
Numerator:
  Net income (loss)                                                                        $ (9,530)     $  4,741
  Preferred stock dividends and accretion                                                      --          (2,313)
                                                                                           --------      --------
  Net income (loss) attributable to common stockholders-basic                              $ (9,530)     $  2,428
  Adjustment for elimination of common stock dividends on assumed conversion of
    Preferred Stock                                                                            --             139
                                                                                           --------      --------
  Net income (loss) attributable to common stockholders-diluted                            $ (9,530)     $  2,567
                                                                                           ========      ========
Denominator:
Shares used to compute basic net loss per share - Weighted-average number of common
    shares outstanding                                                                       47,594        58,853
Effect of common equivalent shares-stock options outstanding using the treasury
    stock method                                                                               --              32
Effect of common equivalent shares-redeemable convertible preferred stock using the
    treasury stock method                                                                      --          18,851
                                                                                           --------      --------
Shares used to compute diluted net income (loss) per share                                   47,594        77,736


Basic net income (loss) per share attributable to common shareholders                      $  (0.20)     $   0.04
                                                                                           ========      ========

Diluted net income (loss) per share attributable to common shareholders                    $  (0.20)     $   0.03
                                                                                           ========      ========


         Options to purchase 21,096,548 and 20,991,419 shares of common stock were excluded from the Company's dilutive net income (loss) per share calculations for the three months ended June 30, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $4.15 and $3.08 for the three months ended June 30, 2001 and 2002, respectively.

         Warrants to purchase 1,725,361 and 5,507,702 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three months ended June 30, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $7.79 and $4.20 for the three months ended June 30, 2001 and 2002, respectively.

NOTE 10 - COMPREHENSIVE INCOME

         The Company's total comprehensive income (loss) were as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                                --------------------
                                                                 2001         2002
                                                                -------      -------
                                                              (unaudited)  (unaudited)

Net income (loss) .........................................     $(9,530)     $ 4,741
Preferred Stock dividends and accretion ...................        --         (2,313)
                                                                -------      -------
Net income (loss) attributable to common shareholders .....     $(9,530)     $ 2,428
Change in cumulative translation adjustment ...............           2          369


                                                                -------      -------
Total comprehensive income (loss) .........................     $(9,528)     $ 2,797
                                                                =======      =======


NOTE 11 - Recent Accounting Pronouncements


         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 was adopted by the Company in the three months ended June 30, 2002, and resulted in a reclassification of the fiscal 2001 loss on the early extinguishment of debt from an extraordinary item to a non-operating item.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No.146 during the fourth quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

NOTE 12 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                    Three months ended June 30,
                                                        2001           2002
                                                      -------        -------
                                                    (unaudited)    (unaudited)
Revenues on a product basis:
   PC ........................................        $ 2,080        $ 4,506
   Playstation 2 computer entertainment system          5,553          3,245
   Playstation video game console ............          2,619            663
   Game Boy Advance ..........................          2,647            399
   Game Boy Color ............................            208            106
   Nintendo 64 ...............................            170              9
                                                      -------        -------

Total revenues ...............................        $13,277        $ 8,928
                                                      =======        =======

         For the three months ended June 30, 2001, the Company's top three customers each accounted for 12%, 11% and 11% of revenues, respectively. For the three months ended June 30, 2002, the Company's top two customers each accounted for 13% and 10% of revenues. In addition, sales the Company's largest five customers accounted for approximately 45% of our software publishing revenues in the first quarter of fiscal 2003. The Company's video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The Company's international publishing sales were approximately $4.7 million and $1.9 million, or 35% and 22% of total revenues for the three months ended June 30, 2001 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a developer and publisher of branded interactive entertainment software. Historically we have developed products for several multimedia platforms including personal computers, the PlayStation 2 computer entertainment system, the PlayStation game console, the Nintendo Game Boy Color hand-held game system, the Nintendo Game Boy Advance hand-held game system, the Nintendo 64 game system, and the Internet. We are also developing software, but have not shipped, for other next generation video game consoles including the Nintendo Game Cube and the Microsoft Xbox. . We plan to continue to extend our popular brands across multiple categories, or "genres," and platforms. These brands currently include Army Men, Cubix, Heroes of Might and Magic, High Heat
Baseball, and Might and Magic, many of which have won industry awards. Our software products cover a variety of genres, including action, strategy, adventure/role playing, sports and family entertainment. We develop the majority of our software internally in our company-owned studios. Periodically, we utilize external developers and contractors who possess specific skills to supplement our internal development efforts when management deems it cost effective.

         Revenues   consist  of  the  sale  of  software  titles  published  and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. At the end of March 2002, 3DO Europe Ltd began a change in distribution shifting from direct distribution of its products for the United Kingdom and distribution agreements throughout Europe, to a series of licensing agreements covering all European countries. Software publishing revenue is net of allowances for returns, price protection and discounts. Software publishing revenue is recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. In the three months ended June 30, 2002, sales to Best Buy represented 13% and Jack of All Games represented 10% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 45% of our software publishing revenues in the first quarter of fiscal 2003. Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other
European countries, and, to a lesser extent, in Asia and Latin America. International software publishing revenue represented 22% of our fiscal 2003 first quarter revenues. Software licensing revenue, which represented 30% of our fiscal 2003 first quarter revenues, is typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon being reported to us.

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

         Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the first quarter of fiscal 2003, we capitalized $6.0 million and amortized $1.6 million of capitalized software development costs.

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

         Gross research and development expenses decreased to $8.5 million in the three months ended June 30, 2002, from $13.2 million for the same period of the prior year. This decrease was primarily due to fewer games in development. We have capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program  design,  or in  its  absence,  a  working  model  of the  product.  The establishment of technological feasibility for internal development projects substantially coincided with general release of the products prior to fiscal 2001, and we had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During the first quarter of fiscal 2003, we capitalized approximately $6.0 million for games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code from prior games was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been commercially proven in the marketplace, and we therefore capitalized the costs associated with this development until they were ready for general release. At June 30, 2002 we had $10.7 million of costs capitalized related to these costs.

         External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by our distributors. Where this occurred we shipped our `gold master product' to the distributor and our agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, we capitalized no costs in relation to localization as these costs were not borne by us or re-billed to us. During fiscal 2001, we began to assume the responsibility and cost of providing localized versions of many of our overseas products. This localization typically consists of taking an established product, retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the United States, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result, we capitalized less than $0.1 million of external development costs related to localization during the first quarter of fiscal 2003.

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

     o our expectations regarding the number of new product releases for fiscal 2003;

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

RESULTS OF OPERATIONS

Revenues.

         Publishing revenues decreased to $6.3 million for the three months ended June 30, 2002, from $13.1 million for the same period of the prior year. This decrease was due primarily to a 46% decrease in units sold during the first quarter of fiscal 2003 due to only one title being released during the period, while the same period of prior year had 5 products released. The unit decrease was most significant on the PC platform (38% decrease), PlayStation platform (62% decrease), and the Game Boy Advance platform (84% decrease). Our international publishing sales were approximately $4.7 million and $1.9 million, or 35% and 22% of total revenues for the three months ended June 30, 2001 and 2002, respectively.

         Licensing revenue increased to $2.7 million in the three months ended June 30, 2002 from $0.2 million in the same period of the prior year. This was primarily due to the international licensing of our Heroes of Might and Magic and our Might and Magic IX PC products during the three months ended June 30, 2002.


         The following table shows the consolidated platform revenue and revenue by source:

                                                                  Three months ended June 30,
                                                      -----------------------------------------------------
                                                                                    Increase
                                                        2001           2002        (decrease)      % Change
                                                      -------        -------        -------         -------
Revenues on a platform basis:
   PC ........................................        $ 2,080        $ 4,506        $ 2,426         116.6 %
   PlayStation 2 computer entertainment system          5,553          3,245         (2,308)        (41.6)%
   PlayStation game console ..................          2,619            663         (1,956)        (74.7)%
   GameBoy Advance ...........................          2,647            399         (2,248)        (84.9)%
   GameBoy Color .............................            208            106           (102)        (49.0)%
   Nintendo 64 ...............................            170              9           (161)        (94.7)%
                                                      -------        -------        -------         -------

Total revenues ...............................        $13,277        $ 8,928        $(4,349)        (32.8)%
                                                      =======        =======        =======         =======


Revenues on a source basis:
   Publishing revenue ........................        $13,066        $ 6,253        $(6,813)        (52.1)%
   Licensing revenue .........................            211          2,675          2,464            NM
                                                      -------        -------        -------         -------
                                                                                                     2,464
Total revenues ...............................        $13,277        $ 8,928        $(4,349)        (32.8)%
                                                      =======        =======        =======         =======

Cost of revenues-product costs. Cost of revenues-product costs decreased to $3.0 million in the three months ended June 30, 2002, from $6.7 million for the same period of fiscal 2002. The decrease was primarily due to a 46% decrease in units sold and a shift in product mix. Cost of revenues-product costs as a percentage of publishing revenues decreased to 49% in the three months ended June 30, 2002, from 51% in the same period of the prior year due to a product mix shift toward higher margin PC products from console products which have a much lower associated product cost.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software increased to $2.2 million in the three months ended June 30, 2002, from $1.1 million for the same period of fiscal 2002. The increase of $1.1 million was primarily due to an increase in amortization of capitalization software costs of $0.7 million as we sold more products that were eligible for capitalization and an increase of $0.4 million in royalties due on our licensed products sold during the period. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

Research and development. Gross research and development expenses decreased to $8.5 million in the three months ended June 30, 2002, from $13.2 million in for the same period of fiscal 2002. This decrease was primarily due to a decrease in personnel related costs of $2.3 million, a decrease of $0.9 in external development costs and a decrease in overhead of $0.9 million. The remaining decrease of $0.6 million was made up of several small research and development account fluctuations. Amortization of capitalized development costs is charged to cost of revenues.

         The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts:

                                                               Three months ended June 30,
                                                                -----------------------
                                                                  2001            2002
                                                                -------         -------

Gross research and development expenses                         $13,177         $ 8,505

Capitalized internal software development costs                   3,117           4,980
Capitalized external software development costs                   1,893           1,015
Capitalized localization costs                                       54              27
                                                                -------         -------
Total capitalized development costs                               5,064           6,022
                                                                -------         -------

Net research and development expenses                           $ 8,113         $ 2,483
                                                                =======         =======

Gross research and development as a percentage of revenues:          99%             95%
                                                                =======         =======

Sales and marketing. Sales and marketing expenses decreased to $1.5 million in the three months ended June 30, 2002, from $2.6 million for the same period of fiscal 2002. This decrease was primarily due to a decrease in advertising for products of $0.2 million and a decrease of personnel expenses of $0.6 million. The remaining decrease of $0.3 million was made up of several small fluctuations in operating expenses. We anticipate that sales and marketing expenses will continue to decrease in absolute dollars and as a percentage of revenues in the future.

General and administrative. General and administrative expenses decreased to $0.5 million in the first quarter of fiscal 2003, from $3.5 million for the same period of fiscal 2002. The decrease was primarily due to the reversal of the straight-line rent accrual of $1.5 million related to our headquarters facility lease renegotiation. Additionally there were decreases of $0.3 million in bad debt expense, administrative labor of $0.3 million and overhead expenses of $0.2 million. The remaining decrease was due to decreases in amortization of goodwill, bank fees, telephone, data communications and small decrease in miscellaneous other expenses.

Restructuring charge. During in the first quarter of fiscal 2003, we reversed the restructuring accrual related to lease costs of $4.7 million on our headquarters in Redwood City, California. The reversal occurred as a result of renegotiation of our lease, which significantly reduced our lease liability. During the first quarter of fiscal 2002, we had previously revised our estimate of the costs of finding a suitable subtenant for our headquarters.

         The table below sets forth the activity in restructuring costs:

                                                                         Three months ended June 30,
                                                                         ---------------------------
                                                                              2001            2002
                                                                           -------         -------
Accrued restructuring costs at the beginning of the period                 $   796         $ 7,102

Additional restructuring costs recorded-non cancelable lease costs             955            --
Reversal of restructuring costs due to facility lease renegotiation           --            (4,668)
Payments                                                                      (398)           (744)
                                                                           -------         -------
Accrued restructuring costs at the end of the period                       $ 1,353         $ 1,690
                                                                           =======         =======

         The remaining $1.7 liability at June 30, 2002, primarily represents termination fees associated with the lease renegotiation. These funds were paid from restricted cash during the second quarter of fiscal 2003.

Remeasurement of warrant liability. As the conversion ratio of Preferred Stock did not include a specified lower floor during the Alternative Conversion Period, we has followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked down at June 14, 2002. The effect of the mark to market was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, we were able to determine that sufficient common shares were authorized and available for all outstanding warrants and as such was able to reclassify the warrants from a liability to equity.

Net interest and other income. Net interest and other income of $0.1 million during the first quarter of fiscal 2003 from net interest and other income of $0.2 million in the same period of the prior year. The decrease in net interest and other income was primarily due to the absence of borrowing on a line of credit for the first quarter of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

Discussion of results

         Our principal sources of liquidity are cash and cash equivalent balances, which were $4.5 million at June 30, 2002, and $5.7 million at March 31, 2002. The decrease was primarily due to the $1.1 million cash used in operating activities, $0.3 million in cash used in investing activities, and less than $0.1 million used in financing activities.

         The $1.1 million in cash used in operations was primarily due to an increase in capitalized software costs of $6.0 million, a reduction of $2.4 million in accrued liabilities, and the reversal of non-cash restructuring costs of $4.7 million. This was offset, in part, by our net income of $4.7 million, a reduction of receivable balances of $6.3 million and a decrease in inventory of $1.4 million.

         The $0.3 cash used in investing activities primarily consisted of purchases of computer equipment and software.

Line of credit facilities

         In April 2000, we entered into a revolving line of credit with Foothill Capital Corporation. The line of credit was collateralized by accounts receivable. The Foothill Capital Corporation credit facility allowed us to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, bearing an interest rate of Prime Rate plus 0.25% to 1.25% per annum depending on our tangible net worth. The Foothill Capital line of credit expired on April 6, 2002 and we repaid the outstanding loan balance on that date.

        On June 27, 2002 we entered in to a Loan and Security Agreement ("Loan Agreement") with GE Capital Commercial Services, Inc.. The Loan Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under the Loan Agreement, we assign to GE Capital, and GE Capital lends based on the assignment of, our North American accounts receivable that meet certain eligibility requirements. The amount of the assigned accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. We can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75% (5.5% as of June 30, 2002). GE Capital is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed .91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; and cumulative maximum advances under the line. As of June 30, 2002 there were no borrowings under the Loan Agreement.

         The Loan Agreement requires an additional cash infusion of $4.6 million by October 1, 2002. The Loan Agreement also contains several covenants which require us to obtain written consent from GE Capital before entering into a transaction such as an acquisition, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and/or changing our company name. If we do not meet a covenant and it is not waived , GE Capital can decrease advance rates, apply reserves, suspension of any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit increase and increase the interest rate to GE Capital's prime rate plus 2.75%. The Loan Agreement prohibits the payment of dividends on its common stock and expires on June 26, 2004.

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

Redeemable convertible preferred stock

         On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A preferred for an aggregate purchase price of $15.8 million. Each share of preferred stock was initially convertible into 1,000 shares of common stock at $2.77 per share which was 120% of the weighted average price of our common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002, the preferred stock was convertible at 90% of the weighted average price of our common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at $0.777606, which is 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Additionally, the preferred stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the series A redeemable convertible preferred stock plus accrued but unpaid dividends and
(ii) the product of (x) the number of shares of common stock into which the shares of the series A redeemable convertible preferred stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of series A redeemable convertible preferred shares has an option to require us to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to us and (y) the average daily volume weighted average price of our common stock on the trading day immediately preceding such change of control.

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

         Additionally, the investors received immediately exercisable warrants to purchase 2,055,587 shares of our common stock at an exercise price of $2.77 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. None of these warrants have been exercised as of June 30, 2002.

              We also issued immediately exercisable warrants to acquire 306,842 shares of our common stock at an exercise price of $2.48 per share to an investment banking firm in partial payment of the placement fee for the preferred stock. The warrant has a five year term and we recorded the warrant as a reduction of the proceeds received from the sale of the preferred stock. The exercise price of the warrant is subject to an anti-dilution adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. None of these warrants have been exercised as of June 30, 2002.

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

         As of June 30, 2002, 4,952 preferred shares had been converted. We recorded accretion of the preferred stock discount during the three months ended June 30, 2002 of $2.2 million and dividends of $0.1 million for the same period.

         As the conversion ratio of Preferred Stock, described above, did not include a specified lower floor during the Alternative Conversion Period, we have followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing October 9, 2001, and the warrants issued with the Preferred Stock on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked down at June 14, 2002. The effect of the mark to market was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, we were able to determine that sufficient common shares were authorized and available for all outstanding warrants and as such was able to reclassify the warrants from a liability to equity.

Liquidity risk

         The continued availability of our line of credit, our plan to raise $4.6 million in additional capital, our current cash and cash equivalents and our cash generated from operations should be sufficient to meet our anticipated cash needs through fiscal 2003. Our ability to maintain sufficient liquidity is dependent on us successfully achieving our product release schedules, attaining our forecasted sales objectives during such periods, continued availability of our loan agreement with GE Capital and on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or otherwise curtail our operations significantly, or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets. There can be no assurance that we will be able to make additional financing arrangements on terms that we would find satisfactory, and our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

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

         We recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At June 30, 2002, we had an accumulated deficit of $247.2 million. These circumstances raise substantial doubt about our ability to continue as a going concern.

         We cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and dividend requirements and repay any underlying indebtedness at maturity. Our Loan and Security Agreement with GECCS dictates that we raise $4.6 million through an equity or subordinated debt financing by October 2002 or we may not be able to utilize our scheduled increases in our maximum borrowing amount. If we do not achieve the cash flows that are anticipated from our plan to raise capital, our planned product release schedules and attainment of our forecast sales objectives, or if we do not maintain availability under the accounts receivable credit line from our bank, we may not be able to meet our cash requirements from operational cash flows. In such event we will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures will require third-party consents or approvals, including that of our bank, and we cannot provide assurances that such consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected and we could be forced to cease operations.

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

         If we violate the financial or other covenants contained in the Loan and Security Agreement, dated June 27, 2002 that we entered into with GE Capital Commercial Services, Inc. ("GECCS"), and such default is not timely cured or waived, GECCS could pursue its contractual remedies against us. These could include: (1) decreasing advance rates (2) restricting advances (3) penalty rates of interest, (4) restricting the seasonal line limits necessary to achieve our plan, (5) penalty fees associated with our line of credit, (6) acceleration of our financial obligations to the bank, and/or (7) the foreclosure on any assets securing our indebtedness to the GECCS. In accordance with the Loan and Security Agreement, we are obliged to meet certain specified levels for current ratio, debt to equity ratio, net sales, net income, net worth, and not exceed specified spending levels. We are also required to raise an additional $4.6 million of equity during fiscal 2003 as well as maintain the effectiveness of other covenants relating to our operations. We cannot provide assurances that we will be able to remain in compliance in the future with the financial covenants and other contractual obligations set forth in the Loan and Security Agreement. Additionally, should we be in default of the agreement in the future, we cannot provide assurances that the bank will agree to waive such non-compliance or amend the Loan and Security Agreement in a manner that would permit us to be in compliance with the financial covenants and other obligations under the Loan and Security Agreement. Further restrictions on spending may be breached in order to offer greater discounts on products or additional marketing spending to meet competitive pressures.

If the popularity of our brands lessens, revenues could decline.

         Significant portions of our historical revenues have been derived from a limited number of brands. A decline in the popularity of one or more of these brands could adversely affect revenues from operations, and require us to revise the forecasts of our future business. Our product strategy is to extend our established interactive entertainment software brands across multiple genres and platforms in order to better differentiate our products to consumers and retailers. Each of our current brands is based on a well-defined computer game environment, or "fantasy world." We create fantasy worlds in our products that allow users to engage in activities that they otherwise may be unable to perform, in settings to which they may not otherwise have access. We develop products in the most popular genres, which include action, strategy, adventure/role playing, sports and family entertainment. We believe that consumers who have enjoyed game playing in a distinctive fantasy world are more likely to buy other products based on the same or a similar fantasy world. We offer consumers of our products both sequels and line extensions of games they already own, as well as new game experiences in different genres within a familiar fantasy world. Our brands include Army Men, Cubix, Heroes of Might and Magic, High Heat Baseball, and Might and Magic. We employ our branding strategy to leverage our marketing efforts so longer-lived brands can yield results across multiple platforms and multiple years.

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

         Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below a specified level for an extended period of time. On March 22, 2002, the NASDAQ Staff notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), we were provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, the NASDAQ staff notified us that we had not regained compliance with marketplace Rule 4450(e)(2) and as a result our securities would be delisted from The NASDAQ National Market at the opening of business on July 1, 2002. We requested and were successfully granted a hearing on August 8, 2002, regarding the Nasdaq Staff determination. We presented our plan of action, which includes a reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. The hearing suspended the delisting action until the Nasdaq Listing Qualifications Panel reaches a final decision on the Company's appeal, but there can be no assurance that the Panel will decide in the Company's favor. A special stockholders meeting will be held on August 20, 2002, to vote on the reverse stock split.

         There can be no assurance that Nasdaq's Listing Qualifications Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock. We will not be notified until the Panel makes a formal decision. Until then, our common stock will continue to trade on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the NASDAQ SmallCap Market. Moving to the Nasdaq SmallCap Market could allow holders of our Series A Convertible Preferred Stock to force the redemption of their shares at 125% of the original issue price plus dividends. If our common stock was delisted, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers.

If we need to write down prepaid royalties or capitalized development costs below their current recorded value, our results of operations could be adversely affected.

         We typically enter into agreements with content licensors and external developers that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot provide assurance that the sales of products for which such royalties are paid or guaranteed payments are made will be sufficient to offset and effectively recoup the amount of these required advance payments. We capitalize our advances to licensors as a part of prepaid assets and advances to external developers as part of capitalized software costs. We also capitalize internally developed software once technological feasibility is established as part of capitalized software costs. We analyze these accounts quarterly, and take write-offs when, based on estimates, future individual product contribution will not be sufficient to recover our investment. These write-offs may be significant if we cancel development projects as a result of maintaining tight controls over spending.

The concentration of our sales and accounts receivable in a limited number of customers increases our reliance on that limited number of customers.

         In the three months ended June 30, 2002, sales to Best Buy represented 13% and Jack of All Games represented 10% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 45% of our software publishing revenues in the first quarter of fiscal 2003.

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

         We depend heavily on non-exclusive licenses with Sony, Nintendo and Microsoft for the right to publish titles for their platforms and for the manufacture of our software products designed for use on their platforms. Our licenses require that we obtain their concept approval for each of the products that we would like to publish, as well as their approval of the completed games and associated manuals, packaging artwork and marketing materials. This approval process could cause a delay in our ability to release a new title and could cause us to incur additional expenses to modify our products in order to obtain such approvals. As a result, the number of titles that we are able to publish for these licensors' platforms may be limited or may be delayed from our originally planned product release schedules.

         Our licenses with Sony Computer Entertainment America, Sony Computer Entertainment Europe, Nintendo and Microsoft are limited in term. If any of these licenses should be terminated or not be renewed on acceptable terms, we would be unable to develop and publish software titles for these platforms and our business would be significantly harmed. While we cannot guarantee that these platform licensors will agree to extend the term of their license agreements (some of which are scheduled to expire in the second half of 2002), we have previously been successful in negotiating comparable license extensions with platform licensors.

         Sony, Nintendo and Microsoft are the sole manufacturers of the titles that we publish under licenses from them. These license agreements provide that the manufacturer may raise the costs that it charges for the units that it manufactures at any time and allows the manufacturer substantial control over whether and when we can release new titles. Additionally, the two to six week manufacturing and delivery cycle for cartridge-based software products for the Game Boy Color and Game Boy Advance handheld game systems require us to accurately forecast retailer and consumer demand for our titles far in advance of planned product releases and expected sales of such software products. Nintendo cartridges are also more expensive to manufacture than CD-ROMs and DVDs, resulting in greater inventory risks for those titles.

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

         We establish an allowance for estimated future product returns and price concessions at the time of shipment, based on our historical sell through and return data, our specific minimum low price used for price protection, the level of channel inventory and units for the product previously shipped, and we recognize revenues net of these allowances. Management monitors and adjusts our product returns and pricing allowances throughout the year in order to reflect market acceptance of our products, retail and distributor inventory levels of our products, and results of our prior returns programs and pricing allowances. Our reserve allowance for product returns and pricing allowances was $4.7 million as of June 30, 2002. If we experience product return rates or provide pricing allowances that exceed our estimates based on historical experience, our operating results could be significantly and adversely affected. In addition, if future products should prove to be defective, we would lose potential revenues from sales of the affected product units and may incur an unplanned increase in expenses in connection with efforts to remedy the situation.

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

         Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The percentage of our total revenues derived from international software publishing activities increased to 22% in the three months ended June 30, 2002. There can be no assurance that the recent move to a licensing model will generate similar levels of profitability operations. The insolvency or business failure of any significant licensee of our products could result in reduced revenues and write-offs of accounts receivable. These risks include the following:

         o    rely   almost   exclusively   on  third   parties  for  sales  and
              distribution of our products;

         o    increased credit risks and collection difficulties;

         o increased risk of piracy and disputes between licensees on distribution;

         o    shipping delays;

         o    tariffs and duties;

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

         We  have   experienced  and  expect  to  continue  to  experience  wide fluctuations in quarterly operating results. We are unable to effectively control many of these factors, which include the following:

         o    market acceptance of our titles;

         o    the timing and number of new video game consoles;

         o    delays in product acceptances by Sony, Nintendo or Microsoft;

         o    the  timing  and  number  of  new  title   introductions   by  our
              competitors;

         o increased marketing spending by our competitors relating to the introduction of new titles;

         o changes in pricing policies by our competitors and our actions to meet retailer requests;

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

         o Large diversified entertainment or software companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than us, who may decide to compete directly with us or to enter into exclusive relationships with our competitors.


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

         Historically, the anticipation or introduction of next-generation video game platforms has resulted in decreased sales of interactive entertainment software for prior platforms. Sony introduced its PlayStation 2 computer entertainment system in October 2000. More recently, in November 2001, Microsoft introduced its new Xbox entertainment system and Nintendo introduced its new Game Cube console. In prior fiscal years on-going sales of our software products for Sony's original PlayStation game console or for Nintendo's N64 game console have been adversely affected as a result of consumer preferences shifting to newer video game systems. In future years we expect this trend to continue when the next generation of video game systems is announced and until one or more new platforms achieve a widely installed base of consumers. Obsolescence of software for prior interactive platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers.

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

If the U.S. economy continues to weaken, our business and results from operations could be adversely affected.

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

Our Chairman and Chief Executive Officer may be able to influence stockholder actions.
         Trip Hawkins, our Chairman and Chief Executive Officer, beneficially owns approximately 41% of our outstanding common stock. Mr. Hawkins is able to significantly influence all matters that require approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Shares eligible for future sale may negatively affect our stock price.

         If our stockholders sell substantial amounts of common stock (including shares issued upon the exercise of options or issued upon conversion of our Series A redeemable convertible preferred stock) in the public market, the market price of our common stock could fall. The perception that such sales may occur could cause the market price of our common stock to fall on or before the date those shares are sold. Such sales also might make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. The table below presents the amounts and related weighted interest rates of our investment portfolio at June 30, 2002:

                                                                         Cost           Fair Value
                                                                         ----           ----------
                   Short-term investments          Interest Rate    (in thousands)    (in thousands)
                   ----------------------          -------------    --------------    --------------

Fixed rate .....................................       1.17%                  $6,151       $6,157


         The aggregate fair value of the our restricted cash included in our investment portfolio as of June 30, 2002, by contractual maturity date, consisted of the following:

                                                  Aggregate Fair Value
                                                      (in thousands)
                                                      -------------

Due in one year or less .......................          $5,961


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report:

  Exhibit
  Number                               Exhibit Title
  ------                               -------------
   99.1         Certification  of  Chief  Executive  Officer and Chief Financial
                Officer

(b) There were no reports on Form 8-K filed during the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE 3DO COMPANY

Dated:  August 14, 2002                        /s/  Richard A. Gelhaus
                                               ---------------------------------
                                               Richard A. Gelhaus
                                               Senior VP Finance, Chief
                                               Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)
                                               (Duly authorized officer)