Form 10-Q
period 2002-09-30
3DO CO
filed 2002-11-14
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002, the number of outstanding shares of the registrants' common stock was 7,908,656.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I            FINANCIAL INFORMATION                                                                                       PAGE
                                                                                                                             -----
Item 1.           Condensed Consolidated Financial Statements                                                                   3

                  Condensed Consolidated Balance Sheets at March 31, 2002 and September 30, 2002                                3

                  Condensed Consolidated Statements of Operations for the three months and six months ended September 30,       4
                  2001 and 2002

                  Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2002          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   32

Item 4.           Controls and Procedures                                                                                      33

PART II           OTHER INFORMATION                                                                                            33

Item 1.           Legal Proceedings                                                                                            33

Item 4.           Submission of Matters to vote of Security Holders                                                            33

Item 6.           Exhibits on Form 10-Q                                                                                        34

Signature                                                                                                                      35

Part I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                        March 31,      September 30,
                                                                                                          2002              2002
                                                                                                        ---------         ---------
                                                                                                                         (unaudited)
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                                            $   5,667         $     603
   Receivable from lender                                                                                    --                 905
   Accounts receivable, net of allowances of $7,201 and $5,066, respectively                               14,197             4,426
   Inventory                                                                                                2,850             1,538
   Prepaid and other current assets                                                                         1,632             3,614
   Capitalized software costs, net                                                                          6,294            11,808
                                                                                                        ---------         ---------
        Total current assets                                                                               30,640            22,894

Property and equipment, net                                                                                 7,774             6,292
Restricted cash                                                                                             5,961               721
Deposits and other assets                                                                                     501               355
                                                                                                        ---------         ---------

        Total assets                                                                                    $  44,876         $  30,262
                                                                                                        =========         =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                      STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                     $   1,315         $   1,343
   Accrued expenses                                                                                        16,339             6,055
   Deferred revenue                                                                                           279                48
   Short-term debt                                                                                             12              --
   Other current liabilities                                                                                3,755               117
                                                                                                        ---------         ---------
        Total current liabilities                                                                          21,700             7,563
                                                                                                        ---------         ---------

Redeemable convertible preferred stock, net                                                                10,538             9,850

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized; 16 and 16 shares
      issued, 15 and 11 shares outstanding, respectively                                                     --                --
   Common stock, $.01 par value; 125,000 shares authorized; 6,988 and
       7,819 shares issued, 11,208 and 12,039 shares outstanding respectively                                  70                78
   Additional paid-in capital                                                                             280,109           282,253
   Accumulated other comprehensive loss                                                                    (1,531)           (1,112)
   Accumulated deficit                                                                                   (251,948)         (254,308)
   Treasury stock, at cost, 4,220 common shares                                                           (14,062)          (14,062)
                                                                                                        ---------         ---------
        Total stockholders' equity                                                                         12,638            12,849
                                                                                                        ---------         ---------
     Total liabilities, redeemable convertible preferred stock and stockholders'
equity                                                                                                  $  44,876         $  30,262
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                        Three Months Ended      Six Months Ended
                                                                                           September 30,          September 30,
                                                                                       --------------------    --------------------
                                                                                         2001        2002        2001        2002
                                                                                       --------    --------    --------    --------
Revenues:
  Publishing revenue                                                                   $  9,634    $  5,536    $ 22,699    $ 11,789
  Licensing revenue                                                                         288       1,531         499       4,206
                                                                                       --------    --------    --------    --------
Total revenues                                                                            9,922       7,067      23,198      15,995

Costs and expenses:
  Cost of revenues- product costs                                                         5,594       3,124      12,230       6,172
  Cost of revenues- royalties and software development amortization                         947         815       2,117       3,021
  Research and development                                                                6,866       7,004      14,979       9,487
  Sales and marketing                                                                     2,903         780       5,506       2,251
  General and administrative                                                              3,433       2,497       6,932       3,042
  Restructuring costs (benefit)                                                            --          --           955      (4,668)
                                                                                       --------    --------    --------    --------
Total costs and expenses                                                                 19,743      14,220      42,719      19,305
                                                                                       --------    --------    --------    --------
Operating loss                                                                           (9,821)     (7,153)    (19,521)     (3,310)

Remeasurement of warrant liability                                                         --          --          --           827
Interest and other income, net                                                              128         162         299         233
                                                                                       --------    --------    --------    --------
Loss before income and foreign withholding taxes                                         (9,693)     (6,991)    (19,222)     (2,250)
Income and foreign withholding taxes                                                       --          (110)         (1)       (110)
                                                                                       --------    --------    --------    --------
Net loss                                                                                 (9,693)     (7,101)    (19,223)     (2,360)

Preferred stock dividends and accretion                                                    --          (372)       --        (2,685)
                                                                                       --------    --------    --------    --------
Net loss attributable to common stockholders                                           $ (9,693)   $ (7,473)   $(19,223)   $ (5,045)
                                                                                       ========    ========    ========    ========

Basic and diluted net loss per share attributable to common stockholders               $  (1.62)   $  (0.96)   $  (3.22)   $  (0.67)
                                                                                       ========    ========    ========    ========

Shares used to compute  basic and diluted net loss per share  attributable
    to common stockholders                                                                6,001       7,778       5,975       7,567
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                            Six Months Ended
                                                                                                              September 30,
                                                                                                       ----------------------------
                                                                                                         2001                2002
                                                                                                       --------            --------
Cash flows from operating activities:
   Net loss                                                                                            $(19,223)           $ (2,360)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                                     4,344               4,011
        Non-cash reversal of restructuring costs                                                           --                (4,688)
        Non-cash reversal of straight line rent                                                            --                (1,517)
        Write down of capitalized software to net realizable value                                         --                 4,316
        Provision for bad debts, discounts and returns                                                   (1,649)             (2,135)
        Remeasurement of warrant liability                                                                 --                  (827)
        Changes in operating assets and liabilities:
          Accounts receivable                                                                            21,830              11,905
          Receivable from lender                                                                           --                  (905)
          Inventory                                                                                       2,935               1,312
          Prepaid and other assets                                                                          644                 194
          Capitalized software costs                                                                    (10,243)            (11,927)
          Accounts payable                                                                                 (680)                 28
          Accrued expenses                                                                                 (739)             (3,726)
          Deferred revenue                                                                                  155                (231)
          Other liabilities                                                                                 306              (1,766)
                                                                                                       --------            --------
Net cash used in operating activities                                                                    (2,320)             (8,316)
                                                                                                       --------            --------

Cash flows from investing activities:
   Capital expenditures                                                                                    (640)               (430)
                                                                                                       --------            --------
Net cash used in investing activities                                                                      (640)               (430)
                                                                                                       --------            --------

Cash flows from financing activities:
   Repayment of short-term debt                                                                          (1,788)                (12)
   Proceeds from the use of restricted cash                                                                --                 3,211
   Proceeds from issuance of common stock, net                                                            1,729                  65
                                                                                                       --------            --------
Net cash provided by (used in) financing activities                                                         (59)              3,264
                                                                                                       --------            --------

 Effect of foreign currency translation                                                                     274                 418
                                                                                                       --------            --------

Net decrease in cash and cash equivalents                                                                (2,745)             (5,064)

Cash and cash equivalents at beginning of period                                                          4,885               5,667
                                                                                                       --------            --------

Cash and cash equivalents at end of period                                                             $  2,140            $    603
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

         These financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At September 30, 2002, the Company had an accumulated deficit of $254.3 million.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain adequate funding and eventually establish profitable operations though increasing revenues and controlling costs. The Company began this process during the third quarter of fiscal 2002 by implementing a restructuring program to align its cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. During June 2002, the Company signed a new line of credit agreement (Loan Agreement) with a financial institution, which will provide the Company with additional liquidity (see Note 4). As part of the Loan Agreement, the Company agreed to complete a new equity or subordinated debt financing of $4.6 million by October 1, 2002 and to meet certain financial covenants. As of September 30, 2002, the Company was not in compliance with certain financial covenants in the Loan Agreement and had only completed a $3.0 subordinated debt financing by October 1, 2002. The Company's conditional waiver from its revolving credit facility lender covering such non-compliance through October 31, 2002 has expired. The Company is in discussions with its lender regarding such non-compliance and modifications to the Loan Agreement. The Company is not able to borrow under the line until the Company receives a waiver of certain covenants or the Loan Agreement is modified. The Company had no advances under the line at September 30, 2002 (see Note 4). Additionally, the Company has
recently amended its headquarters office lease and its furniture lease agreements. The amended lease agreements allow the Company to reduce future lease payments and enable the Company to utilize its restricted cash balances for some of the future lease payments.

         In addition to ongoing availability of a $15 million working capital line of credit, the Company will need to obtain additional financing substantially greater than the new equity or subordinated debt financing of $4.6 million agreed to in the Loan Agreement. If this occurs, management believes these actions will provide the Company with sufficient working capital to execute on its plans for the year ending March 31, 2003. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to management. Management's plans could be affected by unanticipated decreases in revenues or other events and in any case, future liquidity will be dependent upon continued full use and renewal of a $15 million line of credit. The Company may be forced to sell assets, refinance existing indebtedness, further reduce our business and operations, or combine with another company. There remains substantial doubt about the Company's ability to continue as going concern. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 - CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         The Company has capitalized internal and external software development costs in accordance with Statement of Financial Accounting Standard No. 86
"Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed"("SFAS No. 86"). Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external developed software costs primarily include costs for contract developers and product localization costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. Prior to fiscal 2001, the establishment of technological feasibility for internal development projects substantially coincided with the general release of the products and the Company had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. From fiscal 2001 forward, the Company incurred significant costs subsequent to the establishment of technological feasibility due to the development of a second wave of games for the next generation of platforms. For these games, the code was essentially retained intact and revisions were made primarily to the artwork and storyline. Accordingly, the Company considered the games to have achieved technological feasibility as the engines had been ready for marketplace introduction and as such constitutes a working model of the products.

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

         Localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During each of the three month periods ended September 30, 2001 and 2002, the Company capitalized less than $0.1 million of external development costs related to localization.

         The  table  below  sets  forth  capitalized   internal,   external  and
localization software development costs for the three and six months ended September 30, 2001 and 2002:

                                                                                       Three months ended       Six months ended
                                                                                           September 30,           September 30,
                                                                                       --------------------    --------------------
                                                                                         2001        2002        2001         2002
                                                                                       --------    --------    --------    --------
                                                                                            (Unaudited)             (Unaudited)
      Capitalized software development at the beginning of the period, net             $  6,505    $ 10,706    $  2,298    $  6,294

      Internal software development costs                                                 4,473       4,654       7,589       9,634
      External software development costs                                                   642       1,213       2,535       2,228
      Localization costs                                                                     65          38         119          65
                                                                                       --------    --------    --------    --------
           Total capitalized development costs incurred                                   5,180       5,905      10,243      11,927
                                                                                       --------    --------    --------    --------

      Less: Writedown of projects to net realizable value                                  --        (4,316)       --        (4,316)
      Less: Amortization in the period                                                     (699)       (487)     (1,555)     (2,097)
                                                                                       --------    --------    --------    --------
          Total reduction of capitalized development costs                                 (699)     (4,803)     (1,555)     (6,413)
                                                                                       --------    --------    --------    --------

      Capitalized software development at the end of the period, net                   $ 10,986    $ 11,808    $ 10,986    $ 11,808
                                                                                       ========    ========    ========    ========

         Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended September 30, 2001 and 2002, the Company amortized approximately $0.7 million and $0.5 million of capitalized software development costs, respectively. During the six months ended September 30, 2001 and 2002, the Company amortized approximately $1.6 million and $2.1 million of capitalized software development costs, respectively.

         At each balance sheet date, the Company assesses the recoverability of its unamortized capitalized software costs by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of write-down, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in SFAS No. 86. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off. During the three months ended September 30, 2002, the Company recorded a loss due to write-off of capitalized software development costs of $4.3 million.

NOTE 3 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                     March 31,    September 30,
                                                       2002            2002
                                                      -------         ------
                                                                    (unaudited)
Accrued compensation ............................     $ 2,727         $2,505
Accrued restructuring charge ....................       7,102            449
Accrued inventory ...............................       1,770            253
Accrued fees and interest on preferred
  stock registration ............................         377            423
Other ...........................................       4,363          2,425
                                                      -------         ------
Total accrued expenses ..........................     $16,339         $6,055
                                                      =======         ======


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

         On June 27, 2002 the Company entered in to a Loan and Security Agreement (the "Loan Agreement") with a financial institution. The Loan
Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under the Loan Agreement, the Company assigns to the financial institution, and the financial institution lends to Company, based on the amount of North American accounts receivable assigned that meet certain eligibility requirements. The assigned amount of accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. The Company can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75% (5.5% as of June 30, 2002). The financial institution is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed ..91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; e) minimum current ratio of 2.2 and cumulative maximum advances under the line. As of September 30, 2002, there were no borrowings under the line. Under the loan agreement, eligible receivable monies collected are paid into an account of the financial institution. At September 30, 2002, there was $0.9 million collected from customers that was not yet remitted to the company. These funds were remitted subsequent to September 30, 2002.

         The Loan Agreement required an additional cash infusion of $4.6 million by October 1, 2002. The Loan Agreement also contains several covenants which require the Company to obtain written consent from the financial institution before entering into transaction such as acquisitions, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and changing the Company's name. If the Company does not meet a covenant and it is not waived, the financial institution can decrease advance rates, apply reserves, suspend any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit and increase the borrowing interest rate to prime rate plus 2.75%. The Loan Agreement expires on June 26, 2004.

         The Company raised only $3.0 million of subordinated debt on October 1, 2002, and did not comply with the cash infusion requirements under the Loan Agreement. Also, as of September 30, 2002, the Company did not comply with the financial covenants related to monthly minimum net worth, trailing 90-day net sales and trailing 90-day net income. The Company was granted a conditional waiver from its revolving credit facility lender covering such non-compliance through October 31, 2002. The conditional waiver has expired and the Company is in discussions with its lender regarding such non-compliance and modifications to the Loan Agreement. The Company is not able to borrow under the line until the Company receives a waiver of certain covenants or the Loan Agreement is modified. The Company had no advances under the line at September 30, 2002.

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 10, 2001, the Company issued a total of 15,820 shares of redeemable convertible Series A Preferred Stock ("Preferred Stock") for an aggregate purchase price of $15.8 million. Associated with the issuance of the Preferred Stock, the Company issued immediately exercisable warrants to acquire common stock. The $15.0 million in net proceeds were allocated to the Preferred Stock and the warrants resulting in $12.2 million and $2.8 million assigned to Preferred Stock and warrants, respectively. As of September 30, 2002, we had accrued fees and interest on preferred stock registration of $0.4 million.

Voting

         Holders of Preferred Stock do not have voting rights, except as required by law, including but not limited to the Delaware General Corporation Law.

Conversion

         Initially, each share of Preferred Stock has a stated value of $1,000 and was convertible into common stock at an initial conversion price of $22.16 per share, which was 120% of the weighted average price of the Company's common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002 ("Alternative Conversion Period"), the Preferred Stock was convertible at 90% of the weighted average price of the Company's common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at $6.220848, which was 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership.

         In connection with the issuance of the Preferred Stock, the Company recorded a charge in recognition of a beneficial conversion feature. That charge, in the amount of approximately $2.5 million, is based on the difference between the most favorable conversion price and the market price of the Company's common stock on the date the Preferred Stock was issued.

         As of September 30, 2002, 4,952 shares of the redeemable convertible preferred shares had been converted into 944,454 shares of common stock. The Company recorded accretion of the Preferred Stock discount during the three and six months ended September 30, 2002, of $0.3 million and $2.4 million, respectively. Additionally, the Company recorded dividends for the three and six months ended September 30, 2002, of $0.1 million and $0.3 million, respectively.

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

Redemption

         At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at $1,000 per share stated value plus any unpaid accrued dividends on December 10, 2004. Redemption may be in cash or common stock, at the Company's option, subject to certain limitations. The Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the Preferred Stock plus accrued but unpaid dividends and
(ii) the product of (x) the number of shares of common stock into which the shares of Preferred Stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of Preferred Stock has an option to require the Company to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to the Company and (y) the average daily volume weighted average price of the Company's common stock on the trading day immediately preceding such change of control. In addition, the Company may redeem the Preferred Stock on the first and second anniversaries of their issuance at 110% and 105%, respectively, if certain conditions are met.

Dividends

         Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company's option, subject to certain limitations. On April 1, 2002 and July 1, 2002 the Company issued dividends of 37,105 and 30,009 shares of common stock to Preferred Stockholders. For the three and six months ended September 30, 2002, the Company recorded dividends payable to Preferred Stockholders of $0.1 million and $0.3 million, respectively.

Warrants for common stock

         The Preferred Stock investors received immediately exercisable warrants to purchase 256,949 shares of the Company's common stock at an exercise price of $22.16 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of September 30, 2002, none of these warrants have been exercised.

         The Company also issued immediately exercisable warrants to acquire 38,355 shares of its common stock at an exercise price of $19.84 per share to an investment-banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and the Company recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price of the warrant is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. As of September 30, 2002, none of these warrants have been exercised.

         As the conversion ratio of Preferred Stock, described above, did not include a specified lower floor during the Alternative Conversion Period, the Company has followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on October 9, 2001, and the warrants issued with the Preferred Stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked to market at June 14, 2002. The effect of the mark to market on the six months ended September 30, 2002, was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, the Company was able to determine that sufficient common shares were authorized and available for all outstanding warrants and as such was able to reclassify the warrants from a liability to equity.

NOTE 6 - COMMON STOCK

         On August 22, 2002, the Company effected a one-for-eight reverse stock split of outstanding common shares. All common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not affect our outstanding Preferred Stock or treasury shares.

         On October 9, 2001 the Company sold 591,626 shares of common stock at $16.48 per share. As part of the transaction, the Company issued 177,488 warrants to purchase its common stock, which were fully exercisable, with an exercise price of $18.16 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 491,626 of these shares and was issued 147,488 warrants to purchase common stock on terms equivalent with third party purchasers. As of September 30, 2002, none of these warrants have been exercised.

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

         The Company's common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below $1.00 for an extended period of time. On March 22, 2002, the NASDAQ Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, the Company did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), the Company was provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, NASDAQ notified the Company that it had not regained compliance with marketplace Rule 4450(e)(2) and as a result the Company's securities would be delisted from The NASDAQ

National Market upon the opening of business on July 1, 2002. The Company requested and was granted a hearing on August 8, 2002, regarding the Nasdaq Staff determination. The Company presented its plan of action, which included the one-for-eight reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. On September 9, 2002, the Company was notified that the Nasdaq Panel determined to continue the listing of the Company's stock on the Nasdaq National Market and the hearing file was closed.

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

         An additional restructuring charge of $1.0 million relating to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months was recorded during the first quarter of fiscal 2002. During the third quarter of fiscal 2002, the Company implemented a restructuring program to align its organization's cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, the Company reduced its worldwide workforce by 160 employees for $0.5 million, wrote-off leasehold improvements related to vacant facitilated of $2.8 million, wrote-off capitalized development costs due to project cancellations of $3.3 million and provided for additional anticipated costs associated with finding a sub-lessee for $8.4 million.

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

         The following table sets forth the restructuring costs:

                                                                                   Three months ended          Six months ended
                                                                                      September 30,              September 30,
                                                                                  ---------------------       ---------------------
                                                                                   2001           2002          2001          2002
                                                                                  -------       -------       -------       -------
Accrued restructuring costs at the beginning of the period                        $ 1,353       $ 1,690       $   796       $ 7,102

Additional restructuring costs recorded-non cancelable lease costs                   --            --             955          --
Reversal of restructuring costs due to facility lease renegotiation                  --            --            --          (4,668)
Payments and write offs                                                              (477)       (1,241)         (875)       (1,985)
                                                                                  -------       -------       -------       -------
Accrued restructuring costs at the end of the period                              $   876       $   449       $   876       $   449
                                                                                  -------       -------       -------       -------

NOTE 9 - NET LOSS PER SHARE

         Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options and warrants to purchase common stock using the treasury stock method.

         On August 22, 2002, the Company effectuated a one-for-eight reverse stock split of issued and outstanding common shares. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                                Three Months Ended            Six Months Ended
                                                                                   September 30,                 September 30,
                                                                              -----------------------       -----------------------
                                                                                2001           2002           2001           2002
                                                                              --------       --------       --------       --------
                                                                                    (unaudited)                   (unaudited)
Numerator:
  Net loss                                                                    $ (9,693)      $ (7,101)      $(19,223)      $ (2,360)
  Preferred stock dividends and accretion                                         --             (372)          --           (2,685)
                                                                              --------       --------       --------       --------
  Net loss attributable to common stockholders-basic                          $ (9,693)      $ (7,473)      $(19,223)      $ (5,045)
                                                                              --------       --------       --------       --------

Denominator:
  Shares used to compute basic and diluted net loss per share -
    Weighted-average number of common shares outstanding                         6,001          7,778          5,975          7,567
                                                                              --------       --------       --------       --------

Basic and diluted net loss per share                                          $  (1.62)      $  (0.96)      $  (3.22)      $  (0.67)
                                                                              ========       ========       ========       ========


         Options to purchase 2,764,078 and 2,760,442 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three months ended September 30, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $32.70 and $22.77 for the three months ended September 30, 2001 and 2002, respectively.

         Warrants to purchase 215,670 and 688,463 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three and six months ended September 30, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $62.36 and $33.59 for the three and six months ended September 30, 2001 and 2002, respectively.

NOTE 10 - COMPREHENSIVE INCOME

         The Company's total comprehensive loss were as follows:

                                                                           Three Months Ended                 Six Months Ended
                                                                              September 30,                     September 30,
                                                                        -------------------------         -------------------------
                                                                          2001             2002             2001             2002
                                                                        --------         --------         --------         --------
                                                                               (unaudited)                        (unaudited)
Net loss                                                                $ (9,693)        $ (7,101)        $(19,223)        $ (2,360)
  Change in cumulative translation adjustment                                270               23              274              418
                                                                        --------         --------         --------         --------
Total comprehensive loss                                                $ (9,423)        $ (7,078)        $(18,949)        $ (1,942)
                                                                        ========         ========         ========         ========


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

NOTE 12 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

         The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                                        Three Months Ended                 Six Months Ended
                                                                          September 30,                      September 30,
                                                                  -------------------------------   --------------------------------
                                                                       2001            2002              2001             2002
                                                                  ---------------  --------------   ----------------  --------------
                                                                             (unaudited)                        (unaudited)
    Revenues:
      PlayStation 2 computer entertainment system                       $  5,081        $  1,842           $ 10,635        $  5,087
      PlayStation video game console                                         922           1,153              3,541           1,816
      Game Boy Advance                                                     1,636             749              4,283           1,148
      Game Boy Color                                                         436               1                644             107
      Nintendo 64                                                            675               1                844              10
      PC                                                                   1,140           3,355              3,144           7,861
      Other                                                                   32             (34)               107             (34)
                                                                  ---------------  --------------   ----------------  --------------
    Total revenues                                                      $  9,922        $  7,067           $ 23,198        $ 15,995
                                                                  ===============  ==============   ================  ==============


         For the three months ended September 30, 2001, the Company's top customer accounted for 19% of revenues. For the three months ended September 30, 2002, the Company's top two customers each accounted for 12% and 11% of revenues. For the six months ended September 30, 2001, the Company's top customer accounted for 12% of revenues. For the six months ended September 30, 2002, the Company's top customer accounted for 12% of revenues. In addition, sales to the Company's largest five customers accounted for approximately 42% and 40% of our software publishing revenues in the three and six month periods ended September 30, 2001 and 2002, respectively. The Company's video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The Company's international publishing sales were approximately $2.5 million and $0.8 million, or 26% and 11% of total revenues for the three months ended
September 30, 2001 and 2002, respectively. The Company's international publishing sales were approximately $7.2 million and $2.7 million, or 31% and 17% of total revenues for the six months ended September 30, 2001 and 2002, respectively.

NOTE 13 - SUBSEQUENT  EVENTS

Bridge Note

         On October 1, 2002, the Company entered into a transaction where we borrowed $3,000,000 from our CEO, William M. Hawkins, III. The collateralized bridge note bears interest at a rate of 9.5% per year, payable quarterly, and is due upon the earlier of March 31, 2003, an equity or subordinated debt cash infusion of $6.0 million, or an event of default. An event of default includes, but is not limited to, failure to pay interest or principal on the collateralized bridge note, voluntary insolvency, suspension of the Company's stock trading on a national exchange, failure to make payments under the GE capital agreement, the occurrence of a triggering event of the preferred stock and failure to pay dividend in accordance with the Series A preferred stock agreement. All of the Company's assets are collateral under the bridge note agreement. The collateralized bridge note is subordinated to the indebtedness owing by us to GE Capital Commercial Services, Inc. under a Loan and Security Agreement dated as of June 27, 2002.

Option Exchange Program

         On October 23, 2002, the Company filed a tender offer statement on Schedule TO related to an offer by the Company to employees to exchange certain qualifying options. The offer will allow option holders the ability to cancel outstanding options to purchase up to an aggregate of approximately 2,480,000 shares of the Company's common stock in exchange for a promise to grant new options on a 1 to 1 basis no earlier than 6 months and 1 day from the offer's final acceptance date. Future grants will have an exercise price equal to the common stock price on the date of the grant. The offer is applicable to options with exercise prices greater than or equal to $5.76 per share that are currently outstanding under the Company's 1993 Incentive Stock Plan. Additionally, option holders are required to cancel all options that were received in the prior 6 months to be eligible to participate in the exchange offer.

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

         Revenues   consist  of  the  sale  of  software  titles  published  and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and Australia. At the end of March 2002, 3DO Europe Ltd began a change in distribution shifting from direct distribution of its products for the United Kingdom and distribution agreements throughout Europe, to a series of licensing agreements covering all European countries. Software publishing revenue is net of allowances for returns, price protection and discounts. Software publishing revenue is recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. In the three months ended September 30, 2002, sales to Best Buy represented 12% and Cokem Internationl, Ltd. represented 11% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 42% of our software publishing revenues in the second quarter of fiscal 2003. Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other
European countries, and, to a lesser extent, in Asia and Latin America. International software publishing revenue represented 11% of our fiscal 2003 second quarter revenues. Software licensing revenue, which represented 22% of our fiscal 2003 second quarter revenues, is typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon being reported to us.

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

         Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a title to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the second quarter of fiscal 2003, we capitalized $5.9 million and amortized $0.5 million of capitalized software development costs.

         Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

         Gross research and development expenses decreased to $8.6 million in the three months ended September 30, 2002, from $12.0 million for the same period of the prior year. This decrease was primarily due to fewer games in development, partially offset by increased staffing on internal development projects. We have capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs. At September 30, 2002 we had $11.8 million of costs capitalized related to these costs.

         Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program  design,  or in  its  absence,  a  working  model  of the  product.  The establishment of technological feasibility for internal development projects substantially coincided with general release of the products prior to fiscal 2001, and we had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During the second quarter of fiscal 2003, we capitalized approximately $4.7 million for games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code from prior games was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been ready for marketplace introduction, and we therefore capitalized the costs associated with this development until they were ready for general release.

         External development costs are capitalized once technological feasibility is established or if the development costs have an alternative future use. The criteria for establishing technological feasibility for external development projects is consistent with that used for internal development projects noted above. In some overseas territories, where localization was required, this localization was historically performed by external developers who were directly contracted by our distributors. Where this occurred we shipped our `gold master product' to the distributor and our agreements with these distributors specified that the distributor was responsible for all localization costs and no product return rights were granted to the distributors. In this case, we capitalized no costs in relation to localization as these costs were not borne by us or re-billed to us. During fiscal 2001, we began to assume the responsibility and cost of providing localized versions of many of our overseas products. This localization typically consists of taking an established product, retaining the same game engine, which we consider to be a working model, and translating the product into a local language. This localization is typically performed by external developers contracted to us and responsible to us. Technological feasibility of the translated and localized products was established by existing products as the game engine was already available for general release within the United States, and consequently we capitalize these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. As a result, we capitalized less than $0.1 million of external development costs related to localization during the second quarter of fiscal 2003.

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

RESULTS OF OPERATIONS

Revenues. Publishing revenues decreased to $5.5 million for the three months ended September 30, 2002,from $9.6 million for the same period of the prior year. This decrease was due primarily to a 44% decrease in units sold during the second quarter of fiscal 2003 due to no new titles being released during the period, only 3 compilations of previously released games were released, while the same period of prior year had 5 products released. The unit decrease was most significant on the PlayStation2 platform (57% decrease) and the Game Boy Color platform (99% decrease). Our international publishing revenues were approximately $0.8 million and $2.5 million, or 11% and 26% of total revenues for the three months ended September 30, 2002 and 2001, respectively.

Publishing revenues decreased to $11.8 million for the six months ended September 30, 2002, from $22.7 million for the same period of the prior year. This decrease was due primarily to a 45% decrease in units sold during the first six months of fiscal 2003 due to one new title being released during the period, while the same period of the prior year had 11 products released. The unit decrease was most significant on the PlayStation platform (51% decrease), the Game Boy Color platform (70% decrease) and the Game Boy Advance platform (64% decrease). Our international publishing revenues were approximately $2.7 million and $7.2 million, or 17% and 31% of total revenues for the six months ended September 30, 2002 and 2001, respectively.

Licensing revenue increased to $1.5 million in the three months ended September 30, 2002 from $0.3 million in the same period of the prior year. This was primarily due to the international licensing of our Heroes of Might and Magic III title during the three months ended September 30, 2002. For the six months ended September 30, 2002 licensing revenue increased to $4.2 million from $0.5 million in the same period of the prior year. The increase was primarily due to the international licensing of our Heroes of Might and Magic III, Heroes of Might and Magic IV and Might and Magic IX.

         The following table shows the consolidated platform revenue and revenue by source:

                                                 Three Months ended
                                                   September 30,           % of sales
                                             ---------------------------------------------
                                                 2001          2002        2001     2002    % change
                                             ------------- ------------ -------- --------- -----------
Platform Revenue Mix:
 PlayStation 2 computer entertainment system $      5,081  $     1,842     51.2%     26.1%      -63.7%
 PlayStation video game console                       922        1,153      9.3%     16.3%       25.1%
 Game Boy Advance                                   1,636          749     16.5%     10.6%      -54.2%
 Game Boy Color                                       436            1      4.4%      0.0%      -99.8%
 Nintendo 64                                          675            1      6.8%      0.0%      -99.9%
 PC                                                 1,140        3,355     11.5%     47.5%      194.3%
 Other                                                 32         (34)      0.3%     -0.5%     -206.3%
                                             ------------- ------------ -------- ---------
Total revenues                               $      9,922  $     7,067    100.0%    100.0%      -28.8%
                                             ============= ============ ======== =========

Revenues on a source basis:
 Publishing revenue                          $      9,634  $     5,536     97.1%     78.3%      -42.5%
 Licensing revenue                                    288        1,531      2.9%     21.7%      431.6%
                                             ------------- ------------ -------- ---------
Total revenues                               $      9,922  $     7,067    100.0%    100.0%      -28.8%
                                             ============= ===================== =========

                                                 Six Months ended
                                                   September 30,           % of sales
                                             --------------------------------------------
                                                  2001         2002       2001      2002    % change
                                             ------------- ------------ -------- -------- ------------
Revenues:
 PlayStation 2 computer entertainment system $     10,635  $     5,087     45.8%     31.8%      -52.2%
 PlayStation video game console                     3,541        1,816     15.3%     11.4%      -48.7%
 Game Boy Advance                                   4,283        1,148     18.5%      7.2%      -73.2%
 Game Boy Color                                       644          107      2.8%      0.7%      -83.4%
 Nintendo 64                                          844           10      3.6%      0.1%      -98.8%
 PC                                                 3,144        7,861     13.6%     49.1%      150.0%
 Other                                                107          (34)     0.5%     -0.2%     -131.8%
                                             ------------- ------------ -------- --------
Total revenues                               $     23,198  $    15,995    100.0%    100.0%      -31.1%
                                             ============= ============ ======== ========

Revenues on a source basis:
 Publishing revenue                          $     22,699  $    11,789     97.8%     73.7%      -48.1%
 Licensing revenue                                    499        4,206      2.2%     26.3%      742.9%
                                             ------------- ------------ -------- --------
Total revenues                               $     23,198  $    15,995    100.0%    100.0%      -31.1%
                                             ============= ============ ======== ========

Cost of revenues-product costs. Cost of revenues-product costs decreased to $3.1 million in the three months ended September 30, 2002, from $5.6 million for the same period of fiscal 2002. The decrease was primarily due to a 44% decrease in units sold and a shift in product mix. Cost of revenues-product costs as a percentage of publishing revenues decreased to 56% in the three months ended September 30, 2002, from 58% in the same period of the prior year due to a product mix shift toward higher margin PC products, which have a lower associated product cost, from console products.

Cost of revenues-product costs decreased to $6.2 million in the six months ended September 30, 2002, from $12.2 million for the same period of fiscal 2002. The decrease was primarily due to a 45% decrease in units sold and a shift in product mix. Cost of revenues-product costs as a percentage of publishing revenues decreased to 52% in the six months ended September 30, 2002, from 54% in the same period of the prior year due to a product mix shift toward higher margin PC products, which have a lower associated product cost, from console products.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software decreased to $0.8 million in the three months ended September 30, 2002, from $0.9 million for the same period of fiscal 2002. The small decrease of $0.1 million was due a smaller number of product titles currently selling into the market. The quarterly amortization only contained continuing amortization of products released in prior quarters.

Cost of revenues related to the amortization of royalties and capitalized software increased to $3.0 million in the six months ended September 30, 2002, from $2.1 million for the same period of the prior year. The increase of $0.9 million was due to a larger number of units with capitalized software development costs sold into the market in the first quarter over the same period of the prior year. The increase was due to amortization of capitalization software costs of $0.5 million as we sold more products that were eligible for capitalization and an increase of $0.4 million in royalties due on our licensed products sold during the period.

Research and development. Gross research and development expenses decreased to $8.6 million in the three months ended September 30, 2002, from $12.0 million in for the same period of the prior year. This decrease was primarily due to a decrease in personnel related costs of $3.1 million and a decrease in overhead of $0.8 million. These were offset by an increase in external development of $0.6 million. Amortization of capitalized development costs is charged to cost of revenues.

Gross research and development expenses decreased to $17.1 million in the six months ended September 30, 2002, from $25.2 million in for the same period of the prior year. This decrease was primarily due to a decrease in personnel related costs of $5.1 million and a decrease in overhead of $1.7 million and a decrease in external development of $0.3 million. The remaining decrease of $1.0 million was made up of several small fluctuations in research and development expenses. Amortization of capitalized development costs is charged to cost of revenues.

         The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts:

                                                                     Three months ended             Six months ended
                                                                        September 30,                September 30,
                                                                  --------------------------    -------------------------
                                                                     2001           2002           2001           2002
                                                                  ----------    ------------    ----------     ----------
Gross research and development expenses                             $12,046          $8,593      $ 25,222        $17,098

Capitalized internal software development costs                       4,473           4,654         7,589          9,634
Capitalized external software development costs                         642           1,213         2,535          2,228
Capitalized localization costs                                           65              38           119             65
                                                                  ----------    ------------    ----------     ----------
Total capitalized development costs                                   5,180           5,905        10,243         11,927
                                                                  ----------    ------------    ----------     ----------
Net research and development expenses                                $6,866          $7,004      $ 14,979         $9,487
Loss due to write-down of software development costs to net
    realizable value                                                     --          (4,316)           --         (4,316)
                                                                  ----------    ------------    ----------     ----------
Net research and development expenses-excluding write-down           $6,866          $2,688      $ 14,979         $5,171

Gross research and development as a percentage of revenues:             121%            122%          109%           107%

Sales and marketing. Sales and marketing expenses decreased to $0.8 million in the three months ended September 30, 2002, from $2.9 million for the same period of fiscal 2002. This decrease was primarily due to a decrease in advertising for products of $0.5 million, a decrease of $0.2 million in product promotions and a decrease of personnel expenses of $0.8 million. The remaining decrease of $0.6 million was made up of several small fluctuations in operating expenses.

Sales and marketing expenses decreased to $2.3 million in the six months ended September 30, 2002, from $5.5 million for the same period of fiscal 2002. This decrease was primarily due to a decrease in advertising for products of $0.7 million, a decrease in occupancy costs of $0.2 million and a decrease of personnel expenses of $1.3 million. The remaining decrease of $1.0 million was made up of several small fluctuations in operating expenses.

General and administrative. General and administrative expenses decreased to $2.5 million in the three months ended September 30, 2002, from $3.4 million for the same period of fiscal 2002. The decrease was primarily due to a decrease of $0.2 million in bad debt expense, administrative labor of $0.5 million and overhead expenses of $0.2 million.

General and administrative expenses decreased to $3.0 million in the first six months of fiscal 2003, from $6.9 million for the same period of fiscal 2002. The decrease was primarily due to the reversal of the straight line rent accrual of $1.5 million related to our headquarters lease renegotiation, a decrease of $0.4 million in bad debt expense, administrative labor of $0.7 million and overhead expenses of $0.4 million. The remaining decrease was due to decreases in amortization of goodwill and decrease in miscellaneous other expenses.

Restructuring charge. During the first quarter of fiscal 2003, we reversed the restructuring accrual related to lease costs of $4.7 million on our headquarters in Redwood City, California. The reversal occurred as a result of renegotiation of our lease, which significantly reduced our lease liability. During the first quarter of fiscal 2002, we had previously revised our estimate of the costs of finding a suitable subtenant for our headquarters.

         The table below sets forth the activity in restructuring costs:

                                                                      Three months ended          Six months ended
                                                                         September 30,              September 30,
                                                                     ----------------------    ------------------------
                                                                      2001         2002           2001         2002
                                                                     --------    ----------    -----------   ----------
Accrued restructuring costs at the beginning of the period           $ 1,353     $   1,690     $      796    $   7,102

Additional restructuring costs recorded-non cancelable lease costs        --            --            955           --
Reversal of restructuring costs due to facility lease renegotiation       --            --             --       (4,668)
Payments and write offs                                                 (477)       (1,241)          (875)      (1,985)
                                                                     --------    ----------    -----------   ----------
Accrued restructuring costs at the end of the period                 $   876     $     449     $      876    $     449
                                                                     --------    ----------    -----------   ----------

        The remaining $0.4 million liability at September 30, 2002, represent accrued lease costs for office furniture and equipment that we lease, but do not plan to utilize for remainder of the lease period.

Remeasurement of warrant liability. As the conversion ratio of Preferred Stock did not include a specified lower floor during the Alternative Conversion Period, we has followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked down at June 14, 2002. The effect of the mark to market was to increase other income by $0.8 million during the first quarter of fiscal 2003. Due to the expiration of the Alternative Conversion Period on June 15, 2002, we were able to determine that sufficient common shares were authorized and available for all outstanding warrants and as such was able to reclassify the warrants from a liability to equity.

Net interest and other income. Net interest and other income increased to $0.2 million during the three months ended September 30, 2002, from net interest and other income of $0.1 million in the same period of the prior year. The increase in net interest and other income was primarily due to the settlement of a lawsuit for which the company was paid approximately $0.1 million.

Net interest and other income decreased to $0.2 million during the three months ended September 30, 2002, from net interest and other income of $0.3 million in the same period of the prior year. The decrease in net interest and other income was the absence of borrowing during the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of results

         Our principal sources of liquidity are cash and cash equivalent balances, which were $0.6 million at September 30, 2002, and $5.7 million at March 31, 2002. The decrease was primarily due to the $8.3 million cash used in operating activities and $0.4 million in cash used in investing activities, offset by $3.3 million provided by financing activities.

         The $8.3 million in cash used in operating activities was primarily due to an net loss of $2.4 million and cash used in operating activities including; an increase in capitalized software costs of $11.9 million, an increase in receivable from lender of $0.9 million, a reduction of $1.8 million in other liabilities, a reduction of $3.7 million in accrued liabilities and a decrease of $2.1 million in the provision for bad debts, discounts and returns. This was offset by cash provided from operating activities including; decreases in inventory of $1.3 million, a decrease in accounts receivable of $11.9 million and other non-cash items of $1.3 million.

         The $0.4 of cash used in investing activities primarily consisted of purchases of computer equipment and software.

         The $3.3 million of cash provided by financing activities was primarily due to the renegotiation of our headquarters lease and the use of restricted cash of $3.2 to pay our rent as a result of that renegotiation.

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

        On June 27, 2002 we entered in to a Loan and Security Agreement ("Loan Agreement") with GE Capital Commercial Services, Inc.. The Loan Agreement contains seasonal sub-limits, with initial maximum advances of $5.0 million, and increasing to $15.0 million in March 2003. Under the Loan Agreement, we assign to GE Capital, and GE Capital lends based on the assignment of, our North American accounts receivable that meet certain eligibility requirements. The amount of the assigned accounts receivable is the invoice amount, subject to adjustments for returns, discounts and other customer credits or allowances that will not total more than 35%. We can take advances up to 50% of the eligible portion of the purchased receivables. Interest on advances will be charged at prime rate plus 0.75% (5.5% as of June 30, 2002). GE Capital is responsible for collection of purchased receivables and will charge a servicing fee of 0.45% of the purchased receivables, subject to minimum annual fees of $300,000. The Loan Agreement is collateralized by certain assets and contains financial covenants on a) monthly net worth minimums varying from $21.0 million in May 2002 to $32.0 million in February 2003; b) debt to net worth ratio not to exceed .91; c) trailing 90-day net sales minimums ranging from $7.0 million for the period ended August 2002 to $23.5 million for the period ended March 2003; d) trailing 90-day net income minimum of a loss of $1.9 million for the period ended September 2002 to a profit of $1.5 million for the period ended March 2003; e) minimum current ratio of 2.2 and cumulative maximum advances under the line. As of June 30, 2002 there were no borrowings under the Loan Agreement. Under the loan agreement, eligible receivable monies collected are paid into an account of the financial institution. At September 30, 2002, there was $0.9 million collected from customers that were not yet remitted to us. These funds were remitted subsequent to September 30, 2002.

         The Loan Agreement required an additional cash infusion of $4.6 million by October 1, 2002. The Loan Agreement also contains several covenants which require us to obtain written consent from GE Capital before entering into a transaction such as an acquisition, change of control, creating new indebtedness, materially changing our business model, selling assets other than inventory and fixed assets, permitting any new liens and/or changing our company name. If we do not meet a covenant and it is not waived , GE Capital can decrease advance rates, apply reserves, suspension of any new advances, declare all of the amounts due on the line payable in full, restrict the seasonal sub-limit increase and increase the interest rate to GE Capital's prime rate plus 2.75%. The Loan Agreement prohibits the payment of dividends on its common stock and expires on June 26, 2004.

         We raised only $3.0 million of subordinated debt on October 1, 2002, which did not comply with the cash infusion requirements under the Loan Agreement. Also, as of September 30, 2002, we did not comply with the financial covenants related to monthly minimum net worth , trailing 90-day net sales and trailing 90-day net income. The Company was granted a conditional waiver from its revolving credit facility lender covering existing such non-compliance through October 31, 2002. This conditional waiver has expired. The Company is in discussions with its lender regarding such non-compliance and modifications to the Loan Agreement. The Company is not able to borrow under the line until the Company receives a waiver of certain covenants or the Loan Agreement is modified. The Company had no advances under the line at September 30, 2002.

Common Stock

         On August 22, 2002, we effected a one-for-eight reverse stock split outstanding common shares. All common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not affect our outstanding Preferred Stock or treasury shares.

         On October 9, 2001 we sold 591,626 shares of common stock at $16.48 per share. As part of the transaction, we also issued warrants to purchase 177,488 shares of our common stock, which were fully executable, with an exercise price of $18.16 per share. Our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 491,626 of these shares and was issued warrants to purchase 147,488 shares of common stock on terms equivalent with third party purchasers.

Redeemable convertible preferred stock

         On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A preferred for an aggregate purchase price of $15.8 million. Each share of preferred stock has a stated value of $1000 and was initially convertible into common stock at an initial conversion price of $22.16 per share which was 120% of the weighted average price of our common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002, the preferred stock was convertible at 90% of the weighted average price of our common stock during the 20 trading days preceding conversion. On June 15, 2002 the conversion price was fixed at 6.220848, which was 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership.

         Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at our option, subject to certain limitations. On April 1, 2002 and July 1, 2002, we issued dividends of 37,105 and 30,009 shares of common stock to Preferred Stockholders. For the three and six months ended September 30, 2002, we recorded dividends payable to Preferred Stockholders of $0.1 million and $0.3 million, respectively.

         At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at the $1,000 per share stated value plus unpaid accrued dividends on December 10, 2004. Redemption may be in cash or common stock, at our option. Additionally, the preferred stock is redeemable at the option of the holder upon the occurrence of a 'triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the initial price paid for the shares of the series A redeemable convertible preferred stock plus accrued but unpaid dividends and
(ii) the product of (x) the number of shares of common stock into which the shares of the series A redeemable convertible preferred stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of series A redeemable convertible preferred shares has an option to require us to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to us and (y) the average daily volume weighted average price of our common stock on the trading day immediately preceding such change of control. In addition, we may redeem the preferred stock on the first and second anniversaries of their issuance at 110% and 105%, respectively, if certain conditions are met.

         Additionally, the investors received immediately exercisable warrants to purchase 256,949 shares of our common stock at an exercise price of $22.16 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. None of these warrants have been exercised as of September 30, 2002.

         We also issued immediately exercisable warrants to acquire 38,355 shares of our common stock at an exercise price of $19.84 per share to an investment banking firm in partial payment of the placement fee for the preferred stock. The warrant has a five year term and we recorded the warrant as a reduction of the proceeds received from the sale of the preferred stock. The exercise price of the warrant is subject to an anti-dilution adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. None of these warrants have been exercised as of September 30, 2002.

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

           As of September 30, 2002, 4,952 preferred shares had been converted. We recorded accretion of the preferred stock discount during the three months ended September 30, 2002 of $0.3 million and dividends of $0.1 million for the same period. For the six months ended September 30, 2002, we recorded accretion of the preferred stock discount of $2.5 million and dividends of $0.2 million.

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

Liquidity risk

         In addition to ongoing availability of a $15 million working capital loan, the Company will need to obtain additional financing substantially greater than the new equity or subordinated debt financing of $4.6 million agreed to in the Loan Agreement. The continued availability of a $15 million line of credit, our plan to raise additional capital, our current cash and cash equivalents and our cash generated from operations should be sufficient to meet our anticipated cash needs through March 31, 2003. Our ability to maintain sufficient liquidity is dependent on us successfully achieving our product release schedules, attaining our forecasted sales objectives during such periods, continued availability of a line of credit and on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or otherwise curtail our operations significantly, or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets. There can be no assurance that we will be able to make additional financing arrangements on terms that we would find satisfactory, and our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

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

                                  RISK FACTORS

         You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

         Risks and Uncertainties Relating to our Business and Operations

Our ability to continue as a "going concern" is uncertain

         Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants' report on our financial statements as of and for the fiscal year ended March 31, 2002, includes an explanatory paragraph which states that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern.

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

         We recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At September 30, 2002, we had an accumulated deficit of $254.3 million. These circumstances raise substantial doubt about our ability to continue as a going concern.

         We cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and dividend requirements and repay any underlying indebtedness at maturity. If we do not achieve the cash flows that are anticipated from our plan to raise capital, our planned product release schedules and attainment of our forecast sales objectives, or if we do not maintain availability under a credit line from a bank, we may not be able to meet our cash requirements from operational cash flows. We will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures will require third-party consents or approvals, including that of our bank, and we cannot provide assurances that such consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected and we could be forced to cease operations. We may be forced to sell assets, refinance existing indebtedness, further reducte our business and operations, or combine with another company.

         We raised only $3.0 million of subordinated debt on October 1, 2002, and did not comply with the cash infusion requirements under our Loan and Security Agreement ("Loan Agreement"), dated June 27, 2002 that we entered into with GE Capital Commercial Services, Inc. ("GECCS"). Also, as of September 30, 2002, we did not comply with the financial covenants related to monthly net worth minimum,  trailing  90-day net sales and  trailing  90-day net  income.  We were granted a conditional waiver from GECCS covering such non-compliance through October 31, 2002. This conditional waiver has expired. We are in discussions with GECCS regarding such non-compliance and modifications to the Loan Agreement. We are not able to borrow under the line until we receive a waiver of certain covenants or the Loan Agreement is modified. We had no advances under the line at September 30, 2002.

         Although actions we have taken, including recent reductions of workforce, spending reductions in marketing and renegotiation of the lease of our headquarters facility, which are expected to contribute to returning our operations to profitability, we cannot assure our stockholders and investors that we will achieve profitability in fiscal 2003 and beyond, nor can we provide assurances that we will successfully complete the development of products planned for release or achieve the sales necessary to avoid further expense reductions in the future.

Our future capital needs are uncertain and there is a risk of us becoming insolvent if we cannot satisfy future capital needs in a timely manner.

         On October 9, 2001,  we raised $9.75  million in equity  financing.  On
December 10, 2001, we raised $15.8 million in additional equity financing. We raised $3.0 million from W. M. (Trip) Hawkins, III, our Chief Executive Officer and Chairman of the Board, in September 2002 pursuant a secured bridge financing. We were required, but were unable, to raise $4.6 million in additional financing by October 1, 2002 in order to a meet a financial covenant with our GE Capital line of credit. We are currently exploring raising additional debt or equity financing, although we do not have definitive plans for sources of funding. Our ability to maintain sufficient liquidity in the future is dependent on us successfully achieving our product release schedules, raising additional capital and attaining our forecasted sales objectives, and on the continued availability of an accounts receivable line of credit with a financial institution. In any event, we will need to raise capital to meet our planned capital needs. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

Breach of our financing arrangements could result in default and cause the termination of our existing line of credit.

         If we violate the financial or other covenants contained in the Loan Agreement, and such default is not timely cured or waived, GECCS could pursue its contractual remedies against us. These could include: (1) decreasing advance rates, (2) restricting advances, (3) penalty rates of interest, (4) restricting the seasonal line limits necessary to achieve our plan, (5) penalty fees associated with our line of credit, (6) acceleration of our financial obligations to the bank, and/or (7) the foreclosure on any assets securing our indebtedness to the GECCS. In accordance with the Loan Agreement, we are obliged to meet certain specified levels for current ratio, debt to equity ratio, net sales, net income, net worth, and not exceed specified spending levels. We were also required to raise an additional $4.6 million of additional financing by October 1, 2002, as well as maintain the effectiveness of other covenants relating to our operations. We did not comply with the financing and other financial covenants. We cannot provide assurances that GECCS will grant a waiver of such non-compliance that occurred as of October 1, 2002 nor that GECCS will allow us to utilize the line of credit. We cannot provide assurances that we will be able to remain in compliance in the future with the financial covenants and other contractual obligations set forth in the Loan Agreement. Additionally, should we be non-compliant with the provisions of the agreement in the future, we cannot provide assurances that GECCS will agree to waive such non-compliance or amend the Loan Agreement in a manner that would permit us to be in compliance with the financial covenants and other obligations under the Loan Agreement.

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

Our common stock could be delisted from the Nasdaq National Market.

         Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below a specified level for an extended period of time. On March 22, 2002, the NASDAQ Staff notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), we were provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, the NASDAQ staff notified us that we had not regained compliance with marketplace Rule 4450(e)(2) and as a result our securities would be delisted from The NASDAQ National Market at the opening of business on July 1, 2002. We were granted a hearing on August 8, 2002, regarding the Nasdaq Staff determination. We presented our plan of action, which included a reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. The Company presented its plan of action, which included the one-for-eight reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. We completed our reverse stock split at the close of business on August 22, 2002. On September 9,2002, the Company was notified that the Nasdaq Panel determined to continue the listing of the Company's stock on the Nasdaq National Market and the hearing file was closed. However, there can be no assurance that our common stock will continue to be listed if we violate the listing requirements of the Nasdaq National Market in the future.

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

         In the six months ended September 30, 2002, sales to Best Buy represented 12% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 40% of our software publishing revenues in the first six months of fiscal 2003.

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

         We establish an allowance for estimated future product returns and price concessions at the time of shipment, based on our historical sell through and return data, our specific minimum low price used for price protection, the level of channel inventory and units for the product previously shipped, and we recognize revenues net of these allowances. Management monitors and adjusts our product returns and pricing allowances throughout the year in order to reflect market acceptance of our products, retail and distributor inventory levels of our products, and results of our prior returns programs and pricing allowances. Our reserve allowance for product returns and pricing allowances was $3.8 million as of September 30, 2002. If we experience product return rates or provide pricing allowances that exceed our estimates based on historical experience, our operating results could be significantly and adversely affected. In addition, if future products should prove to be defective, we would lose potential revenues from sales of the affected product units and may incur an unplanned increase in expenses in connection with efforts to remedy the situation.

If we do not post strong sales during the holiday season and subsequent quarter, our operating results could be negatively affected.

         Our sales of video game and computer software products are highly seasonal. Our peak shipments typically occur in the fourth and first calendar quarters as a result of increased demand for video games and computer software during the year-end holiday season and the after-holiday period. If we do not achieve strong sales in the second half of each fiscal year (each such fiscal year which ends on March 31st), our fiscal year results could be significantly and adversely affected and our ability to achieve profitability in the fiscal year could be negatively impacted.

Our changes to international operations could adversely affect our business.

         Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The percentage of our total revenues derived from international software publishing activities decreased to 17% in the six months ended September 30, 2002. There can be no assurance that the recent move to a licensing model will generate similar levels of profitability operations. The insolvency or business failure of any significant licensee of our products could result in reduced revenues and write-offs of accounts receivable. These risks include the following:

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

         Our business operations and prospects for commercial success are largely dependent on the personal efforts of key personnel, particularly Trip Hawkins, our Chairman and Chief Executive Officer. We rely heavily on our internal development studio to design and develop the majority of our products. The loss of any key developers or groups of developers may delay the release of our products. Our success is also dependent upon the ability to hire and retain additional qualified operating, marketing, technical, legal and financial personnel. Competition for personnel is intense, particularly in the San
Francisco Bay area where we maintain our headquarters. The decline in stock price combined with salary reduction programs and related cost reductions could impact our ability to retain key personnel. Further, we cannot provide assurance that we will be able to successfully attract qualified replacement personnel.

           Risks and Uncertainties that Affect our Industry in General

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

         The market for interactive entertainment software is largely "hits" driven. Few such entertainment software products achieve sustained market acceptance and are regarded as "hits," and yet the products that are "hits" account for a substantial portion of revenues in the video game and computer software industry. Our future results from operations, profitability and financial condition could be negatively impacted if we fail to publish or distribute "hit" titles for popular interactive platforms. We cannot provide assurance that we will be able to publish "hit" titles in the future. Our ability to develop a "hit" title or titles is dependent on a variety of factors, many of which are beyond our control, including:

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

         Provisions of our restated certificate of incorporation (including the certificate of designations, preferences and rights of the Series A redeemable convertible preferred stock), bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Our Chairman and Chief Executive Officer may be able to influence stockholder actions.

         Trip Hawkins, our Chairman and Chief Executive Officer, beneficially owns approximately 41 percent of our outstanding common stock. Mr. Hawkins is able to significantly influence all matters that require approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. At September 30, 2002, all of our portfolio was held in cash.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         Our chief executive officer and our chief financial office evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this quarterly report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.

         Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On  August  20,  2002,   at  the   Company's   Special   Meeting  of
Stockholders, the holders of the Common Stock of the Company approved an amendment to the Restated Certificate of Incorporation to effect a one-for-eight reverse split of the outstanding shares of 3DO's common stock. The voting on each matter is set forth below.

        For                        Against                   Abstain                   Broker Non-Vote
--------------------          -------------------         --------------          ---------------------------
    57,557,725                    1,584,559                  121,196                         N/A

         On October 16, 2002, at the Company's Annual Meeting of Stockholders, the holders of the Common Stock of the Company elected William A. Hall and Rich S.F. Lehrberg as directors of the Company, approved the 2002 Stock Plan, approved of an increase to the number of shares of common stock reserved for issuance under the 1994 Employee Stock Purchase Plan and confirmed the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 2003. The voting on each matter is set forth below.

1. Votes cast for the election of W.M. (Trip) Hawkins III as a member of the Company's Board of Directors:

          Nominee                    Votes for Nominee                    Votes Withheld from Nominee
-----------------------------      -----------------------         ------------------------------------------
      William A. Hall                    7,379,246                                  63,245
   Richard S.F. Lehrberg                 7,379,468                                  63,023


2. Votes cast to approve the 2002 Stock Plan:

        For                        Against                   Abstain                   Broker Non-Vote
--------------------          -------------------         --------------          ---------------------------
     2,792,888                     456,503                   17,190                       4,175,910

3. Votes cast to approve of an increase to the number of shares of common stock reserved for issuance under the 1994 Employee Stock Purchase Plan:

        For                        Against                   Abstain                   Broker Non-Vote
--------------------          -------------------         --------------          ---------------------------
     2,893,195                     361,196                   12,260                       4,175,910


4. Votes cast to confirm the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending March 31, 2003:

        For                        Against                   Abstain                   Broker Non-Vote
--------------------          -------------------         --------------          ---------------------------
     7,380,532                      52,849                    9,110                          N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report:

  Exhibit
  Number                                                      Exhibit Title
  -------                                                     -------------
   99.1     Certification of Chief Executive Officer and Chief Financial Officer

(b) A current report on Form 8-K was filed on August 22, 2002 , to record a one-for eight stock split on our issued common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE 3DO COMPANY

Dated:  November 14, 2002             /s/  Richard A. Gelhaus
                                      -----------------------------------
                                      Richard A. Gelhaus
                                      Senior VP Finance, Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)
                                      (Duly authorized officer)

I, William M. Hawkins III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The 3DO Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            THE 3DO COMPANY

Dated:  November 14, 2002                   /s/  William M. Hawkins
                                            -----------------------------------
                                            William M. Hawkins
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            (Duly authorized officer)

I, Richard A.Gelhaus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The 3DO Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      THE 3DO COMPANY

Dated:  November 14, 2002             /s/  Richard A. Gelhaus
                                      -----------------------------------
                                      Richard A. Gelhaus
                                      Senior VP Finance, Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)
                                      (Duly authorized officer)