Form 10-Q
period 2002-12-31
3DO CO
filed 2003-02-14
CIK 898441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2003, the number of outstanding shares of the registrants' common stock was 8,383,496.

                                 THE 3DO COMPANY

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements                                                                   3

                  Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2002                                 3

                  Condensed Consolidated Statements of Operations for the three months and nine months ended December 31,       4
                  2001 and 2002

                  Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2002          5

                  Notes to Condensed Consolidated Financial Statements                                                          6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        16

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                   37

Item 4.           Controls and Procedures                                                                                      37

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                            38

Item 2.           Changes in Securities and Use of Proceeds                                                                    38

Item 4.           Submission of Matters to vote of Security Holders                                                            38

Item 6.           Exhibits on Form 10-Q                                                                                        39

Signature                                                                                                                      40

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                 THE 3DO COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                                                              March 31,  December 31,
                                                                                                2002        2002
                                                                                              ---------   ---------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                                  $   5,667   $     441
   Accounts receivable, net of allowances of $7,201 and $2,183, respectively                     14,197       2,019
   Inventory                                                                                      2,850         730
   Prepaid and other current assets                                                               1,632       3,325
   Capitalized software costs, net                                                                6,294      16,158
                                                                                              ---------   ---------
        Total current assets                                                                     30,640      22,673

Property and equipment, net                                                                       7,774       5,883
Restricted cash                                                                                   5,961         721
Deposits and other assets                                                                           501          50
                                                                                              ---------   ---------

        Total assets                                                                          $  44,876   $  29,327
                                                                                              =========   =========

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $   1,315   $   1,374
   Accrued expenses                                                                              16,339       4,424
   Deferred revenue                                                                                 279          18
   Short-term debt                                                                                   12       6,200
   Other current liabilities                                                                      3,755         114
                                                                                              ---------   ---------
        Total current liabilities                                                                21,700      12,130
                                                                                              ---------   ---------
Redeemable convertible preferred stock, net                                                      10,538      10,078

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized;  16 and 16 shares issued, 15          --          --
     and 11 shares outstanding, respectively
   Common  stock, $.01 par value; 125,000 shares authorized; 6,988 and 7,904 shares
     issued, 11,208 and 12,124 shares outstanding respectively                                       70          79
   Additional paid-in capital                                                                   280,109     284,192
   Accumulated other comprehensive loss                                                          (1,531)     (1,090)
   Accumulated deficit                                                                         (251,948)   (262,000)
   Treasury stock, at cost, 4,220 common shares                                                 (14,062)    (14,062)
                                                                                              ---------   ---------
        Total stockholders' equity                                                               12,638       7,119
                                                                                              ---------   ---------

        Total liabilities, redeemable convertible preferred stock and stockholders' equity    $  44,876   $  29,327
                                                                                              =========   =========

    The accompanyingnotes are part of the consolidated financial statements.

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                            Three Months Ended    Nine Months Ended
                                                                               December 31,           December 31,
                                                                            -------------------   -------------------
                                                                              2001       2002       2001      2002
                                                                            --------   --------   --------   --------
Revenues:
  Publishing revenue                                                        $ 15,190   $  3,431   $ 37,889   $ 15,220
  Licensing revenue                                                               43        576        542      4,783
                                                                            --------   --------   --------   --------
Total revenues                                                                15,233      4,007     38,431     20,003

Costs and expenses:
  Cost of revenues- product costs                                             10,007      1,970     22,235      8,142
  Cost of revenues- royalties and software development amortization            4,770         84      6,888      3,105
  Research and development                                                     8,581      3,837     23,561     13,323
  Sales and marketing                                                          2,848        540      8,353      2,792
  General and administrative                                                   2,729      2,580      9,662      5,622
  Restructuring costs (benefit)                                               14,052       --       15,007     (4,668)
                                                                            --------   --------   --------   --------
Total costs and expenses                                                      42,987      9,011     85,706     28,316
                                                                            --------   --------   --------   --------
Operating loss                                                               (27,754)    (5,004)   (47,275)    (8,313)

Remeasurement of warrant liability                                               570       --          570        827
Interest and other income, net                                                   214     (2,666)       510     (2,434)
                                                                            --------   --------   --------   --------
Loss before income and foreign withholding taxes                             (26,970)    (7,670)   (46,195)    (9,920)
Income and foreign withholding taxes                                            --          (21)         1       (132)
                                                                            --------   --------   --------   --------

Net loss                                                                     (26,970)    (7,691)   (46,194)   (10,052)
                                                                            --------   --------   --------   --------

Preferred stock dividends and accretion                                       (1,207)   (10,088)    (1,207)   (12,773)
                                                                            --------   --------   --------   --------
Net loss attributable to common stockholders                                $(28,177)  $(17,779)  $(47,401)  $(22,825)
                                                                            ========   ========   ========   ========

Basic and diluted net loss per share attributable to common stockholders    $  (4.28)  $  (2.25)  $  (7.68)  $  (2.97)
                                                                            ========   ========   ========   ========

Shares used to compute  basic and diluted net loss per share  attributable
    to common stockholders                                                     6,577      7,904      6,176      7,680
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

                                 THE 3DO COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Nine months Ended
                                                                               December 31,
                                                                           -------------------
                                                                             2001       2002
                                                                           --------   --------
Cash flows from operating activities:
   Net loss                                                                $(46,194)  $(10,052)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                         3,052      4,819
        Non-cash reversal of restructuring costs                               --       (4,668)
        Non-cash reversal of straight line rent                                --       (1,517)
        Non-cash amortization of warrant issuance                              --        2,165
        Write down of capitalized software to net realizable value            3,312      4,430
        Loss on disposal of fixed assets                                      2,763
        Provision for bad debts, discounts and returns                       (3,133)    (5,018)
        Remeasurement of warrant liability                                     (570)      (827)
        Changes in operating assets and liabilities:
          Accounts receivable                                                21,819     17,196
          Inventory                                                           2,882      2,120
          Prepaid and other assets                                              498     (1,242)
          Capitalized software costs                                         (5,863)   (16,479)
          Accounts payable                                                   (2,935)        59
          Accrued expenses                                                    7,661     (5,377)
          Deferred revenue                                                      190       (261)
          Other liabilities                                                     862     (1,765)
                                                                           --------   --------
Net cash used in operating activities                                       (15,656)   (16,417)
                                                                           --------   --------
Cash flows from investing activities:
   Proceeds from the use of restricted cash                                    --        5,240
   Capital expenditures                                                        (373)      (743)
                                                                           --------   --------
Net cash provided by (used in) investing activities                            (373)     4,497
                                                                           --------   --------
Cash flows from financing activities:
   Repayment of short-term debt                                              (1,788)       (12)
   Proceeds from short term debt                                               --        6,200
   Proceeds from issuance of common stock, net                               11,439         65
   Proceeds from issuance of redeemable convertible preferred stock, net     15,030       --
                                                                           --------   --------
Net cash provided by financing activities                                    24,681      6,253
                                                                           --------   --------
 Effect of foreign currency translation                                         172        441
                                                                           --------   --------

Net decrease in cash and cash equivalents                                     8,824     (5,226)

Cash and cash equivalents at beginning of period                              4,885      5,667
                                                                           --------   --------

Cash and cash equivalents at end of period                                 $ 13,709   $    441
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

      These financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At December 31, 2002, the Company had an accumulated deficit of $262.0 million.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain adequate funding and eventually establish profitable operations though increasing revenues and controlling costs. The Company began this process during the third quarter of fiscal 2002 by implementing a restructuring program to align its cost structure with its projected revenues and to reduce future operating expenses. In October and December 2002, the Company raised $6.2 million through entering into a short term debt financing with the Company's CEO and Chairman, William M. Hawkins III. In January 2003, the Company increased the borrowing from Mr. Hawkins from $6.2 million to $12.0 million. Also in January 2003, the Company raised an additional $0.7 million through the sale of common stock and warrants to purchase common stock.

      The Company will need to obtain additional financing in addition to the equity already raised through the sale of common stock and short term debt financing. The Company believes that additional financing is needed to provide the Company with sufficient working capital to execute its plans for the year ending March 31, 2003. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company. The Company's plans could be affected by unanticipated decreases in revenues or other events and in any case, future liquidity will be dependent upon its ability to raise additional funding. The Company may be forced to sell assets, refinance existing indebtedness, further reduce its business and operations, or combine with another company. There remains substantial doubt about the Company's ability to continue as going concern. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      Localization typically consists of taking an established product, retaining the same game engine, which the Company considers to be a working model and translating the product into a local language. This localization is typically performed by external developers contracted by and reporting to the Company. Technological feasibility of the localized products is established by existing products when the game engine is already available for general release within the USA, and consequently the Company capitalizes these localization costs to the point that the product is localized sufficiently to be available for general release in the relevant overseas territory. During each of the three-month periods ended December 31, 2001 and 2002, the Company capitalized less than $0.1 million of external development costs related to localization.

      The table below sets forth capitalized internal, external and localization software development costs for the three and nine months ended December 31, 2001 and 2002:

                                                                               Three months ended         Nine months ended
                                                                                  December 31,              December 31,
                                                                             -----------------------   ------------------------
                                                                               2001         2002         2001          2002
                                                                             ----------   ----------   ----------    ----------
                                                                                   (Unaudited)               (Unaudited)
      Capitalized software development at the beginning of the period, net    $ 10,986     $ 11,808       $2,298       $ 6,294

      Internal software development costs                                        3,729        3,801       11,318        13,435
      External software development costs                                        1,300          739        3,835         2,967
      Localization costs                                                           212           12          331            77
                                                                             ----------   ----------   ----------    ----------
           Total capitalized development costs incurred                          5,241        4,552       15,484        16,479
                                                                             ----------   ----------   ----------    ----------

      Less: Write-down of projects to net realizable value                      (3,313)        (114)      (3,313)       (4,430)
      Less: Projects cancelled as a result of restructuring                     (3,219)           --      (3,219)            --
      Less: Amortization in the period                                          (4,482)         (88)      (6,037)       (2,185)
                                                                             ----------   ----------   ----------    ----------
          Total reduction of capitalized development costs                     (11,014)        (202)     (12,569)       (6,615)
                                                                             ----------   ----------   ----------    ----------

      Capitalized software development at the end of the period, net           $ 5,213      $16,158      $ 5,213     $  16,158
                                                                             ==========   ==========   ==========    ==========

      Amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the three months ended December 31, 2001 and 2002, the Company amortized approximately $4.5 million and $0.1 million of capitalized software development costs, respectively. During the nine months ended December 31, 2001 and 2002, the Company amortized approximately $6.0 million and $2.2 million of capitalized software development costs, respectively.

      Details of the projects cancelled as a result of restructuring can be found in Note 8 of these financial statements.

      At each balance sheet date, the Company assesses the recoverability of its unamortized capitalized software costs by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of write-down, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in SFAS No. 86. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off. During the three months ended December 31, 2001 and 2002, the Company recorded a loss due to write-down of capitalized software development costs of $3.3 million and $0.1 million, respectively. During the nine months ended December 31, 2001 and 2002, the Company recorded a loss due to write-off of capitalized software development costs of $3.3 million and $4.4 million, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following (unaudited):

                                                      March 31,     December 31,
                                                        2002           2002
                                                      --------        -------

Accrued compensation..............................    $  2,727        $ 2,199
Accrued restructuring charge......................       7,102            300
Accrued inventory.................................       1,770            156
Other.............................................       4,740          1,769
                                                      --------        -------
Total accrued expenses............................    $ 16,339        $ 4,424
                                                      ========        =======

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

      On June 27, 2002, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with a financial institution. Under the Loan Agreement, eligible receivable monies collected were paid into an account of the financial institution. On December 5, 2002, the Company notified the financial institution that it was terminating the Loan Agreement.

      On October 1, 2002, the Company entered into a transaction where the Company borrowed $3.0 million from the Company's CEO, William M. Hawkins, III. The bridge note bears interest at a rate of 9.5% per year and is payable quarterly. The Company granted Mr. Hawkins a security interest in all of the Company's property and assets as security for its obligations under the bridge note.

      On December 27, 2002, the Company entered into a Note and Warrant Purchase Agreement with Mr. Hawkins, whereby he agreed to lend the Company up to $8.0 million through June 30, 2003. The outstanding note balance bears interest at a rate of 9.5% per year and is payable quarterly. Notes issued under the Note and Warrant Purchase Agreement are collateralized by all of the the Company's property and assets and are payable upon five days notice by Mr. Hawkins or upon an event of default. An event of default includes, but is not limited to, a failure to pay interest or principal due under the notes, or upon bankruptcy or insolvency proceedings.

      Pursuant to the Note and Warrant Purchase Agreement, the Company amended and restated the October 1, 2002 bridge note with Mr. Hawkins to be included as part of the Note and Warrant Purchase Agreement. Additionally, during December 2002, the Company issued two additional notes under the Note and Warrant Purchase Agreement with an aggregate principal amount of $3.2 million. At December 31, 2002, the total indebtedness to Mr. Hawkins under the notes was $6.2 million.

      In connection with this transaction, the Company granted Mr. Hawkins certain registration rights on all issued and issuable shares of common stock held by him. Additionally, the Company issued to Mr. Hawkins a warrant to purchase 2,000,000 shares of common stock with an exercise price of $2.52 per share. The Company estimated the fair value of the warrants to be approximately $2.2 million using the Black-Scholes valuation model and the following assumptions: dividend yield of 0%, volatility of 78.9%, risk free interest rate of 2.49%, and a term of 4 years. As the notes issued under the Note and Warrant Purchase Agreement are payable upon five days notice by Mr. Hawkins, the value of the warrants were expensed immediately to interest during the quarter ended December 31, 2002.

      Pursuant to the Note and Warrant Purchase Agreement, if the Company completes an equity or debt financing prior to March 31, 2003, the Company has the option to convert up to $3.0 million of principal and accrued interest due to Mr. Hawkins into securities issued under the future contemplated equity or debt financing.

      During January 2003, the Company borrowed the remaining $1.8 million available under the Note and Warrant Purchase Agreement from Mr. Hawkins.

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

Conversion

      Initially, each share of Preferred Stock has a stated value of $1,000 and was convertible into common stock at an initial conversion price of $22.16 per share, which was 120% of the weighted average price of the Company's common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002 ("Alternative Conversion Period"), the Preferred Stock was convertible at 90% of the weighted average price of the Company's common stock during the 20 trading days preceding conversion. On June 15, 2002, the conversion price was fixed at $6.220848, which was 120% of the weighted average price of the common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Due to the issuance of a warrant to purchase common stock on December 27, 2002 at a price below the fixed conversion price, the fixed conversion price was reduced to $5.4829983. The fixed conversion price was subsequently reduced to $5.2943362 in conjunction with a January 2003 equity financing.

      In connection with the issuance of the Preferred Stock, the Company calculated a beneficial conversion feature and recorded the associated charge over the beneficial conversion period ended on June 15, 2002. That charge, in the amount of approximately $2.5 million, was based on the difference between the most favorable conversion price and the market price of the Company's common stock on the date the Preferred Stock was issued.

      As a result of the adjustment of the preferred stock fixed conversion price in connection with the December 27, 2002 financing and warrant issuance, an additional beneficial conversion feature charge was calculated and expensed during the quarter ended December 31, 2002. That charge, in the amount of approximately $9.7 million, was based on the difference between the fair market value of the common stock conversion price at the inception of the December 10, 2001 Preferred Stock financing and the new fixed conversion price on December 27, 2002 and was limited to the total proceeds allocated to the Preferred Stock at the time of the Preferred Stock financing.

      As of December 31, 2002, 4,952 shares of Preferred Stock had been converted into 944,454 shares of common stock. The Company recorded accretion of the Preferred Stock discount during the three and nine months ended December 31, 2002, of $0.2 million and $2.7 million, respectively. Additionally, the Company recorded dividends for the three and nine months ended December 31, 2002, of $0.1 million and $0.4 million, respectively.

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

Redemption

      At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at $1,000 per share stated value plus any unpaid accrued dividends on December 10, 2004. Redemption may be in cash or common stock, at the Company's option, subject to certain limitations. The Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock into which the shares of Preferred Stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of Preferred Stock has an option to require the Company to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and (ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to the Company and (y) the average daily volume weighted average price of the Company's common stock on the trading day immediately preceding such change of control. In addition, the Company may redeem the Preferred Stock on the first and second anniversaries of their issuance at 110% and 105% of the stated value plus accrued but unpaid dividends, respectively, if certain conditions are met.

Dividends

      Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at the Company's option, subject to certain limitations. On April 1, 2002, July 1, 2002 and October 1, 2002, the Company issued dividends of 37,105, 30,009 and 89,260 shares of common stock to Preferred Stockholders. For the three and nine months ended December 31, 2002, the Company recorded dividends payable to holders of Preferred Stock of $0.1 million and $0.4 million, respectively.

Warrants for common stock

      The Preferred Stock investors received immediately exercisable warrants to purchase 256,949 shares of the Company's common stock at an exercise price of $22.16 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. In conjunction with the issuance of common stock warrants on December 27, 2002, the warrant exercise price was reduced to $17.1002616. As of December 31, 2002, none of these warrants have been exercised. In conjunction with the January 2003 financing, the warrant exercise price was subsequently reduced to $16.46961268.

      The Company also issued immediately exercisable warrants to acquire 38,355 shares of its common stock at an exercise price of $19.84 per share to an investment banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and the Company recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price and number of warrants to purchase common stock is subject to adjustment in the event the Company issues common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. In conjunction with the issuance of common stock warrants on December 27, 2002, the warrant exercise price was reduced to $18.350093 and the number of warrants was adjusted to 44,500. As of December 31, 2002, none of these warrants have been exercised. In conjunction with the January 2003 financing, the warrant exercise price was subsequently reduced to $17.507549 and increased the number of warrants to 46,202.

      As the conversion ratio of Preferred Stock, described above, did not include a specified lower floor during the Alternative Conversion Period, the Company has followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on October 9, 2001, and the warrants issued with the Preferred Stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked to market at June 14, 2002. The effect of the mark to market on the three months ended December 31, 2001, was to increase other income by $0.6 million. The effect of the mark to market on the nine months ended December 31, 2002, was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, the Company was able to determine that sufficient common shares were authorized and available for all outstanding warrants, and as such was able to reclassify the warrants from a liability to equity.

NOTE 6 - COMMON STOCK

      On August 22, 2002, the Company effected a one-for-eight reverse stock split of outstanding common shares. All common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not affect the number of shares of outstanding Preferred Stock..

      On October 9, 2001, the Company sold 591,626 shares of common stock at $16.48 per share. As part of the transaction, the Company issued warrants to purchase 177,488 shares of its common stock, which were fully exercisable, with an exercise price of $18.16 per share. The Company's Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 491,626 of these shares and was issued warrants to purchase 147,488 shares of its common stock on terms equivalent with third party purchasers. As of December 31, 2002, none of these warrants have been exercised.

      The Company has never declared or paid any dividends on its common stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

      The Company's common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below $1.00 for an extended period of time. On March 22, 2002, the Nasdaq Staff notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, the Company did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), the Company was provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, Nasdaq notified the Company that it had not regained compliance with Marketplace Rule 4450(e)(2) and as a result the Company's securities would be delisted from The Nasdaq National Market upon the opening of business on July 1, 2002. The Company requested and was granted a hearing on August 8, 2002, regarding the Nasdaq staff's determination. The Company presented its plan of action, which included the one-for-eight reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. On September 9, 2002, the Company was notified that the Nasdaq Panel determined to continue the listing of the Company's stock on the Nasdaq National Market and the hearing file was closed.

Option Exchange Program

      On October 23, 2002, the Company filed a tender offer statement on Schedule TO related to an offer by the Company to employees to exchange certain qualifying options. The offer allowed option holders the ability to cancel outstanding options to purchase up to an aggregate of approximately 2,480,000 shares of the Company's common stock in exchange for a promise to grant new options on a 1 to 1 basis no earlier than 6 months and 1 day from the offer's final acceptance date. The offer was applicable to holders of options with exercise prices greater than or equal to $5.76 per share that were outstanding under the Company's 1993 Incentive Stock Plan. Additionally, option holders are required to cancel all options that were received in the prior 6 months to be eligible to participate in the exchange offer. Option holders were allowed to accept the offer of exchange up until November 21, 2002. As of that date, options to purchase 2,383,426 shares of common stock were exchanged and are eligible for future grants. Future grants are expected to have an exercise price equal to the common stock price on the date of the grant.

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

      An additional restructuring charge of $1.0 million relating to a revision of the estimated time that it will take to find a suitable sub-lessee for the vacated office space from nine months to twelve months was recorded during the first quarter of fiscal 2002. During the third quarter of fiscal 2002, the Company implemented a restructuring program to align its organization's cost structure with its projected sales resulting from the current unfavorable economic conditions and to reduce future operating expenses. Under the restructuring program, the Company reduced its worldwide workforce by 160 employees for $0.5 million, wrote-off leasehold improvements related to vacant facitilated of $2.8 million, wrote-off capitalized development costs due to project cancellations of $3.3 million and provided for additional anticipated costs associated with finding a sub-lessee for $7.4 million.

      On May 14, 2002, the Company amended the lease on its headquarters facility. The amendment substantially changed the terms of the original lease agreement, which now expires in April 2006. Under the terms of the amendment, the Company has significantly reduced the monthly cash payments, the term of the lease and the amount of square footage leased. Under the terms of the original agreement dated June 12, 1999, the Company was required to maintain restricted cash of $5.2 million and a deposit with the leassor of $0.4 million. The amendment granted authorization to use the restricted cash and deposit as follows: $3.8 million will be used for fiscal 2003 rent and operating expenses, $0.7 million for fiscal 2004 rent and operating expenses, and $1.1 million for termination fees. As a result of the lease renegotiation, the Company's straight line rent accrual of $1.5 million was no longer required, and as such, the Company reversed the accrual against general and administrative expense as the accrual was not set-up as part of the restructuring charges. Additionally, the Company reversed the restructuring accrual related to lease cost of $4.7 million on its headquarters in Redwood City, California.

      The following table sets forth the restructuring costs:

                                                                    Three months ended   Nine months ended
                                                                       December 31,        December 31,
                                                                     ----------------   ------------------
                                                                       2001     2002      2001      2002
                                                                     --------   -----   --------   -------
Accrued restructuring costs at the beginning of the period           $    876   $ 449   $    796   $ 7,102

Additional restructuring costs recorded-non cancelable lease costs     14,052    --       15,007      --
Reversal of restructuring costs due to facility lease renegotiation      --      --         --      (4,668)
Payments and write offs                                                (7,104)   (149)    (7,979)   (2,134)
                                                                     --------   -----   --------   -------
Accrued restructuring costs at the end of the period                 $  7,824   $ 300   $  7,824   $   300
                                                                     --------   -----   --------   -------

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented (in thousands, except per share amounts):

                                                                       Three Months Ended    Nine months Ended
                                                                           December 31,        December 31,
                                                                       -------------------   -------------------
                                                                         2001       2002       2001       2002
                                                                       --------   --------   --------   --------
                                                                           (unaudited)           (unaudited)
   Numerator:
     Net loss                                                          $(26,970)  $ (7,691)  $(46,194)  $(10,052)
     Preferred stock dividends and accretion                             (1,207)   (10,088)    (1,207)   (12,773)
                                                                       --------   --------   --------   --------
     Net loss attributable to common stockholders-basic and diluted    $(28,177)  $(17,779)  $(47,401)  $(22,825)
                                                                       --------   --------   --------   --------

   Denominator:
     Shares used to compute basic and diluted net loss per share -
       Weighted-average number of common shares outstanding               6,577      7,904      6,176      7,680
                                                                       --------   --------   --------   --------

   Basic and diluted net loss per share attributable to common
   stockholders                                                        $  (4.28)  $  (2.25)  $  (7.68)  $  (2.97)
                                                                       ========   ========   ========   ========

      Options to purchase 2,855,464 and 267,020 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three months ended December 31, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $30.79 and $17.64 for the three months ended December 31, 2001 and 2002, respectively.

      Warrants to purchase 688,463 and 2,694,607 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three and nine months ended December 31, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had weighted-average exercise prices of $33.59 and $10.09 for the three and nine months ended December 31, 2001 and 2002, respectively.

      Preferred stock convertible into 715,953 and 1,986,472 shares of common stock were excluded from the Company's dilutive net loss per share calculations for the three and nine months ended December 31, 2001 and 2002, respectively, because their effect was anti-dilutive. These anti-dilutive shares had conversion price of $22.16 and $5.48299872 for the three and nine months ended December 31, 2001 and 2002, respectively.

NOTE 10 - COMPREHENSIVE INCOME

      The Company's total comprehensive loss were as follows:

                                                                 Three Months Ended                Nine months Ended
                                                                    December 31,                      December 31,
                                                           -------------------------------   -------------------------------
                                                               2001             2002             2001             2002
                                                           --------------  ---------------   --------------  ---------------
                                                            (unaudited)                               (unaudited)
Net loss                                                        $(26,970)        $ (7,691)       $ (46,194)       $ (10,052)
  Change in cumulative translation adjustment                       (100)              22             (172)             415
                                                           --------------  ---------------   --------------  ---------------
Total comprehensive loss                                       $ (27,070)        $ (7,669)       $ (46,366)        $ (9,637)
                                                           ==============  ===============   ==============  ===============

NOTE 11 - Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 was adopted by the Company in the three months ended June 30, 2002, and resulted in a reclassification of the fiscal 2001 loss on the early extinguishment of debt from an extraordinary item to a non-operating item.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No.146 during the fourth quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee or indemnification. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 during the period ended December 31, 2002, did not have a material effect on these quarterly financial statements, however, management is continuing to evaluate the impact on future financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will increase the amount of disclosures in the financial statements.

NOTE 12 - GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

      The Company operates in a single operating segment, interactive entertainment software products. The disaggregated financial information on a product basis reviewed by the Company's Chief Executive Officer is as follows (in thousands):

                                                   Three Months Ended         Nine months Ended
                                                      December 31,               December 31,
                                                   -------------------      ----------------------
                                                     2001        2002         2001         2002
                                                   -------      ------      -------      --------
                                                        (unaudited)              (unaudited)
    Revenues:
      PlayStation 2 computer entertainment system  $ 7,419      $1,870      $18,054      $  6,957
      PlayStation video game console                  3978         412        7,520         2,228
      Game Boy Advance                                 913         284        5,195         1,433
      Game Boy Color                                 2,543        --          3,186           108
      Nintendo 64                                      170           1        1,014             8
      PC                                               210       1,412        3,462         9,273
      Other                                           --            28         --              (4)
                                                   -------      ------      -------      --------
    Total revenues                                 $15,233      $4,007      $38,431      $ 20,003
                                                   =======      ======      =======      ========


      For the three months ended December 31, 2001, the Company's top three customers accounted for 33%, 14% and 12% of revenues. For the three months ended December 31, 2002, the Company's top customer accounted for 44% of revenue. For the nine months ended December 31, 2001, the Company's top three customers accounted for 14%, 12% and 10% of revenues. For the nine months ended December 31, 2002, the Company's top two customers accounted for 14% and 11% of revenues. Sales to the Company's largest five customers accounted for approximately 68% and 47% of our software publishing revenues in the three and nine month periods ended December 31, 2001, respectively. Sales to the Company's largest five customers accounted for approximately 64% and 44% of our software publishing revenues in the three and nine month periods ended December 31, 2002, respectively. The Company's video game and computer software products are now sold in international markets both principally through licensees, primarily in the United Kingdom and other European countries, and to a lesser extent, in Asia and Latin America. The Company's international publishing sales were approximately $2.5 million and $0.5 million, or 27% and 12% of total revenues for the three months ended December 31, 2001 and 2002, respectively. The Company's international publishing sales were approximately $9.8 million and $3.2 million, or 25% and 16% of total revenues for the nine months ended December 31, 2001 and 2002, respectively.

NOTE 13 - SUBSEQUENT  EVENTS

      On January 16, 17 and 21, 2003, the Company sold an aggregate of 423,528 shares of common stock at $1.70 per share for gross proceeds of approximately $720,000. As part of the transaction, the Company issued warrants to purchase 105,880 shares of common stock. The warrants have an exercise price of $2.525 per share and are exercisable for four years, but may not be exercised for a period of 180 days after the issue date. The Company also paid approximately $43,200 and issued warrants to purchase 28,797 shares of common stock as consideration of the services of an investment bank in connection with the transaction.

      On January 30, 2003, the Company borrowed an additional $4.0 million from the Company's CEO, William M. Hawkins, III. The note bears interest at a rate equal to the amount of interest payable by Mr. Hawkins to his bank or, if Mr. Hawkins does not owe any obligations to his bank, the note bears interest at 9.5%. The note is payable upon 5 days written notice by Mr. Hawkins or immediately if there is an event of default. An event of default includes, but is not limited to, failure to pay interest or principal on the note, or upon bankruptcy or insolvency proceedings. Interest is payable when interest is payable by Mr. Hawkins to his bank, or quarterly if no obligations are outstanding to his bank. All of the Company's property and assets are collateral under the note.

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

      Revenues consist of the sale of software titles published and distributed by us in North America and Europe as well as license fees for software developed by us and manufactured, marketed and distributed by third party licensees in Europe, Latin America, Asia and

Australia. At the end of March 2002, 3DO Europe Ltd began a change in distribution, shifting from direct distribution of its products for the United Kingdom and distribution agreements throughout Europe, to a series of licensing agreements covering all European countries. Software publishing revenue is net of allowances for returns, price protection and discounts. Software publishing revenue is recognized at the time of receipt of our goods by our customers based on the agreed upon shipping terms, provided that we have no related outstanding obligations. In the three months ended December 31, 2002, sales to Cokem Internationl, Ltd. represented 44% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 64% of our software publishing revenues in the third quarter of fiscal 2003. Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other
European countries, and, to a lesser extent, in Asia and Latin America. International software publishing revenue represented 12% of our fiscal 2003 third quarter revenues. Software licensing revenue, which represented 14% of our fiscal 2003 third quarter revenues, is typically recognized when we fulfill our obligations, such as delivery of the product master under a licensing agreement. Per-copy royalties that exceed guaranteed minimum royalty levels are recognized upon being reported to us.

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

      Cost of revenues-royalties and software development amortization consists of the amortization of software development costs and, to a lesser extent, royalties payable to third-party developers and licensors. The amortization of capitalized software costs is recognized on a straight-line basis over the estimated economic lives of the related products or the amount computed using the ratio of current gross revenues for a title to the total of current and anticipated future gross revenues for that product, whichever is greater, and is included in cost of revenues. During the third quarter of fiscal 2003, we capitalized $4.6 million and amortized $0.1 million of capitalized software development costs.

      Research and development expenses relate to the development of new products and consist primarily of direct and indirect salaries and wages of software research and development personnel, direct research and development expenses, and amounts paid to outside developers. Software development costs that are not capitalized are expensed as incurred.

      Gross research and development expenses decreased to $8.3 million in the three months ended December 31, 2002, from $10.5 million for the same period of the prior year. This decrease was primarily due to fewer games in development, partially offset by increased staffing on internal development projects. We have capitalized internal and external software development costs. Costs capitalized for internally developed software include salary and overhead associated with development. Capitalized external development costs primarily include costs for contract developers and product localization costs. At December 31, 2002, we had approximately $16.2 million of costs capitalized related to these costs.

      Capitalization of internal software development costs begins upon establishment of technological feasibility and ceases when the product is available for general release to customers. Technological feasibility is established by the completion of a detailed program design, or in its absence, a working model of the product. The establishment of technological feasibility for internal development projects substantially coincided with general release of the products prior to fiscal 2001, and we had not capitalized any software development costs on internal development projects, as the eligible costs were determined to be insignificant. During the third quarter of fiscal 2003, we capitalized approximately $3.8 million for games developed for a specific platform, due to significant costs being incurred after technological feasibility was reached. For these games, the code from prior games was essentially retained intact and revisions were made primarily to the artwork and storyline. We therefore considered that the games had already achieved technological feasibility as the engines had been ready for marketplace introduction, and we therefore capitalized the costs associated with this development until they were ready for general release.

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

CRITICAL ACCOUNTING POLICIES

      The discussion an analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principals in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosures of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowances, accounting for income taxes and valuation of capitalized software development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believer our critical accounting policies are as follows:

      o     Revenue recognition;

      o     Estimating valuation allowances,  specifically sales returns,  price
            protections,   the  allowance   for  doubtful   accounts  and  other
            allowances and;

      o     Valuation of capitalized software development costs.

Revenue Recognition

      We recognize revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition." Revenue from the sale of software titles published and distributed by us is recognized at the time of receipt of our goods by the customer based on the agreed upon shipping terms. We permit our customers to exchange software titles published and distributed by the Company, within certain specified periods, and provide price protection on certain unsold merchandise. Software publishing revenue is reflected net of allowances for returns, price protection and discounts. Software licensing revenue is recognized upon persuasive evidence of an arrangement, fulfillment of our obligations (e.g., delivery of the product golden master) under any such licensing agreement, and determination that collection of a fixed or determinable license fee is considered reasonably assured. Per-copy royalties on sales that exceed the minimum guarantee are recognized upon being reported to the Company. Revenue from our on-line service was recognized monthly based on usage. We establish allowances for expected product returns based on historical trends, in accordance with Statement of Financial Accounting Standard No. 48, " Revenue Recognition When Right of Return Exists".

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

      At each balance sheet date, we assess the recoverability of our unamortized capitalized software costs by determining whether the amortization of the asset balance over its remaining life can be recovered through future operating cash flows. The amount of write-down, if any, is recognized to the extent that the carrying value exceeds the projected net realizable value, as specified in SFAS No. 86. In addition, when it is no longer probable that computer software being developed will be placed in service, any capitalized costs will be written off.

RESULTS OF OPERATIONS

Revenues. Publishing revenues decreased to $3.4 million for the three months ended December 31, 2002,from $15.2 million for the same period of the prior year. This decrease was due primarily to a 76% decrease in units sold during the third quarter of fiscal 2003 due to no new titles being released during the period, while the same period of the prior year had 6 products released. The unit decrease was most significant on the PlayStation platform (86% decrease), PlayStation2 platform (73% decrease) and the Game Boy Color platform (100% decrease). Our international publishing revenues were approximately $0.5 million and $2.5 million, or 12% and 17% of total revenues for the three months ended December 31, 2002 and 2001, respectively.

      Publishing revenues decreased to $15.2 million for the nine months ended December 31, 2002, from $37.9 million for the same period of the prior year. This decrease was due primarily to a 58% decrease in units sold during the first nine months of fiscal 2003 due to one new title being released during the period, while the same period of the prior year had 11 products released. The unit decrease was most significant on the PlayStation platform (68% decrease), the Game Boy Color platform (87% decrease) and the Playstation 2 platform (53% decrease). Our international publishing revenues were approximately $3.2 million and $9.8 million, or 16% and 25% of total revenues for the nine months ended December 31, 2002 and 2001, respectively.

Licensing revenue increased to $0.6 million in the three months ended December 31, 2002 from less than $0.1 million in the same period of the prior year. This was primarily due to the continuing international licensing of our Heroes of Might and Magic IV title during the three months ended December 31, 2002. For the nine months ended December 31, 2002 licensing revenue increased to $4.8 million from $0.5 million in the same period of the prior year. The increase was primarily due to the international licensing of our Heroes of Might and Magic III, Heroes of Might and Magic IV and Might and Magic IX.

      The following table shows the consolidated platform revenue and revenue by source:

                                                     Three Months ended
                                                         December 31,         % of sales
                                                      -----------------    ---------------
                                                        2001     2002       2001      2002     % change
                                                      --------  -------    -----     -----     --------
         Platform Revenue Mix:
          PlayStation 2 computer entertainment system $  7,419  $ 1,870     48.7%     46.7%      -74.8%
          PlayStation video game console                 3,978      412     26.1%     10.3%      -89.6%
          Game Boy Advance                                 913      284      6.0%      7.1%      -68.9%
          Game Boy Color                                 2,543        -     16.7%      0.0%         N/A
          Nintendo 64                                      170        1      1.1%      0.0%       -99.4
          PC                                               210    1,412      1.4%     35.2%      572.4%
          Other                                             --       28      0.0%      0.7%        -N/A
                                                      --------  -------    -----     -----
         Total revenues                               $ 15,233  $ 4,007    100.0%    100.0%      -73.7%
                                                      ========  =======    =====     =====

         Revenues on a source basis:
          Publishing revenue                          $ 15,190  $ 3,431     99.7%     85.6%      -77.4%
          Licensing revenue                                 43      576      0.3%     14.4%     1235.5%
                                                      --------  -------    -----     -----
         Total revenues                               $ 15,233  $ 4,007    100.0%    100.0%      -73.7%
                                                      ========  =======    =====     =====

                                                      Nine months ended
                                                         December 31,            % of sales
                                                    ---------------------     -----------------
                                                     2001          2002        2001       2002     % change
                                                    -------      --------     -----       -----    --------
Revenues:
 PlayStation 2 computer entertainment system        $18,054      $  6,957      47.0%       34.8%    -61.5%
 PlayStation video game console                       7,520         2,228      19.6%       11.1%    -70.4%
 Game Boy Advance                                     5,195         1,433      13.5%        7.2%    -72.4%
 Game Boy Color                                       3,186           108       8.3%        0.5%    -96.6%
 Nintendo 64                                          1,014             8       2.6%        0.0%    -99.2%
 PC                                                   3,462         9,273       9.0%       46.4%    167.9%
 Other                                                 --              (4)      0.0%        0.0%      N/A
                                                    -------      --------     -----       -----    ------
Total revenues                                      $38,431      $ 20,003     100.0%      100.0%    -48.0%
                                                    =======      ========     =====       =====    ======

Revenues on a source basis:
 Publishing revenue                                 $37,889      $ 15,220      98.6%       76.1%    -59.8%
 Licensing revenue                                      542         4,783       1.4%       23.9%     782.5%
                                                    -------      --------     -----       -----    ------
Total revenues                                      $38,431      $ 20,003     100.0%      100.0%    -48.0%
                                                    =======      ========     =====       =====    ======

Cost of revenues-product costs. Cost of revenues-product costs decreased to $2.0 million in the three months ended December 31, 2002, from $10.0 million for the same period of fiscal 2002. The decrease was primarily due to a 77% decrease in units sold and a shift in product mix. Cost of revenues-product costs as a percentage of publishing revenues decreased to 57% in the three months ended December 31, 2002, from 66% in the same period of the prior year due to a product mix shift toward higher margin PC products, which have a lower associated product cost, from console products.

      Cost of revenues-product costs decreased to $8.1 million in the nine months ended December 31, 2002, from $22.2 million for the same period of fiscal 2002. The decrease was primarily due to a 58% decrease in units sold and a shift in product mix. Cost of revenues-product costs as a percentage of publishing revenues decreased to 53% in the nine months ended December 31, 2002, from 59% in the same period of the prior year due to a product mix shift toward higher margin PC products, which have a lower associated product cost, from console products.

Cost of revenues-royalties and software development amortization. Cost of revenues related to the amortization of royalties and capitalized software decreased to $0.1 million in the three months ended December 31, 2002, from $4.8 million for the same period of fiscal 2002. The decrease of $4.7 million was due to the lack of capitalized products released during the third quarter of fiscal 2003. The same period of the prior year had several releases of products with capitalized development costs and, as such, had greater amortization during the period those costs were amortized.

      Cost of revenues related to the amortization of royalties and capitalized software decreased to $3.1 million in the nine months ended December 31, 2002, from $6.9 million for the same period of the prior year. The decrease of $3.8 million was due to fewer titles released with capitalized software development costs over the same period of the prior year.

Research and development. Gross research and development expenses decreased to $8.3 million in the three months ended December 31, 2002, from $10.5 million in the same period of the prior year. This decrease was primarily due to a decrease in personnel related costs of $1.3 million and a decrease in overhead of $0.8 million. Amortization of capitalized development costs is charged to cost of revenues.

      Gross research and development expenses decreased to $25.4 million in the nine months ended December 31, 2002, from $35.7 million in for the same period of the prior year. This decrease was primarily due to a decrease in personnel related costs of $6.4 million, a decrease in overhead of $2.2 million and a decrease in external development of $0.9 million. The remaining decrease of $0.8 million was made up of several miscellaneous reductions in research and development expenses. Amortization of capitalized development costs is charged to cost of revenues.

      The table below sets forth gross research and development expenses, capitalized software development costs, and research and development expenses in dollar and percentage of revenue amounts:

                                                                        Three months ended      Nine months ended
                                                                            December 31,           December 31,
                                                                        -------------------    --------------------
                                                                          2001        2002       2001        2002
                                                                        --------    -------    --------    --------
Gross research and development expenses                                 $ 10,509    $ 8,275    $ 35,732    $ 25,372

Capitalized internal software development costs                            3,729      3,801      11,318      13,435
Capitalized external software development costs                            1,300        739       3,835       2,967
Capitalized localization costs                                               212         12         331          77
                                                                        --------    -------    --------    --------
Total capitalized development costs                                        5,241      4,552      15,484      16,479
                                                                        --------    -------    --------    --------

Net research and development expenses                                      8,581      3,837      23,561      13,323
Loss due to write-down of software development costs to net realizable
    value                                                                 (3,313)      (114)     (3,313)     (4,430)
                                                                        --------    -------    --------    --------
Net research and development expenses-excluding write-down              $  5,268    $ 3,723    $ 20,248    $  8,893

Gross research and development as a percentage of revenues:                   69%       207%         93%        126%

Sales and marketing. Sales and marketing expenses decreased to $0.5 million in the three months ended December 31, 2002, from $2.8 million for the same period of fiscal 2002. This decrease was primarily due to a decrease in advertising for products of $0.8 million, a decrease of $0.2 million in sales commissions and a decrease of personnel expenses of $0.6 million. The remaining decrease of $0.7 million was made up of several miscellaneous reductions in sales and marketing expenses.

      Sales and marketing expenses decreased to $2.8 million in the nine months ended December 31, 2002, from $8.4 million for the same period of fiscal 2002. This decrease was primarily due to a decrease in advertising for products of $1.4 million, a decrease in overhead costs of $0.5 million, a decrease of $0.4 million in sales commissions, a decrease of $0.2 million in package design costs and a decrease of personnel expenses of $2.0 million. The remaining decrease of $1.1 million was made up of several miscellaneous reductions in sales and marketing expenses.

General and administrative. General and administrative expenses decreased to $2.6 million in the three months ended December 31, 2002, from $2.7 million for the same period of fiscal 2002. The decrease was primarily due to a decrease in administrative labor of $0.2 million.

      General and administrative expenses decreased to $5.6 million in the first nine months of fiscal 2003, from $9.7 million for the same period of fiscal 2002. The decrease was primarily due to the reversal of the straight line rent accrual of $1.5 million related to our headquarters lease renegotiation, a decrease of $0.3 million in bad debt expense, administrative labor of $0.9 million and overhead expenses of $0.7 million. The remaining decrease was due to decreases in amortization of goodwill and decrease in miscellaneous other expenses.

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

      The table below sets forth the activity in restructuring costs:

                                                                                  Three months ended           Nine months ended
                                                                                      December 31,                December 31,
                                                                                 ----------------------      ----------------------
                                                                                   2001          2002          2001          2002
                                                                                 --------      --------      --------      --------
Accrued restructuring costs at the beginning of the period                       $    876      $    449      $    796      $  7,102

Additional restructuring costs recorded-non cancelable lease costs                 14,052          --          15,007          --
Reversal of restructuring costs due to facility lease renegotiation                  --            --            --          (4,668)
Payments and write offs                                                            (7,104)         (149)       (7,979)       (2,134)
                                                                                 --------      --------      --------      --------
Accrued restructuring costs at the end of the period                             $  7,824      $    300      $  7,824      $    300
                                                                                 --------      --------      --------      --------

      The remaining $0.3 million liability at December 31, 2002, represent accrued lease costs for office furniture and equipment that we lease, but do not plan to utilize for remainder of the lease period.

Remeasurement of warrant liability. As the conversion ratio of Preferred Stock, described in Note 5 to the condensed consolidated financial satements, did not include a specified lower floor during the Alternative Conversion Period, we have followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on October 9, 2001, and the warrants issued with the Preferred Stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked to market at June 14, 2002. The effect of the mark to market on the three months ended December 31, 2001, was to increase other income by $0.6 million. The effect of the mark to market on the nine months ended December 31, 2002, was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, we were able to determine that sufficient common shares were authorized and available for all outstanding warrants, with the exception of the Investment Bank Warrants, and as such was able to reclassify the warrants from a liability to equity. We continue to remeasure the value of the Investment Bank Warrants and have determined the value of these warrants to be insignificant at December 31, 2002.

Net interest and other income(expense). Net interest and other income (expense) decreased to an expense of $2.6 million during the three months ended December 31, 2002, from net interest and other income of $0.8 million in the same period of the prior year. The decrease in net interest and other income (expense) was primarily due to the prior year containing an adjustment to income for the remeasurement of warrant liabilities, a $0.5 million charges during the three months ended December 31, 2002, associated with the early termination of our line of credit, and a non-cash charge of $2.2 million to record the issuance of warrants issued in conjunction with the Note and Warrant Purchase Agreement with Mr. Hawkins during the third quarter of fiscal 2003.

      Net interest and other income (expense) decreased to an expense of $2.4 million during the nine months ended December 31, 2002, from net interest and other income of $1.1 million in the same period of the prior year. The decrease in net interest and other income (expense) was primarily due to the prior year containing an adjustment to income for the remeasurement of warrant liabilities, a $0.5 million charge during the three months ended December 31, 2002, associated with the early termination of our line of credit, and a non-cash charge of $2.2 million to record the issuance of warrants issued in conjunction with the Note and Warrant Purchase Agreement with Mr. Hawkins during the third quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of results

      Our principal sources of liquidity are cash and cash equivalent balances, which were $0.4 million at December 31, 2002, and $5.7 million at March 31, 2002. The decrease was primarily due to the $16.4 million cash used in operating activities and $4.5 million in cash provided by investing activities, offset by $6.3 million provided by financing activities.

      The $16.4 million in cash used in operating activities was primarily due to an net loss of $10.1 million and cash used in operating activities including: an increase in capitalized software costs of $16.5 million, a reduction of $1.8 million in other liabilities, a reduction of $5.4 million in accrued liabilities, an increase of $1.2 million in prepaids and other assets, and a decrease of $5.0 million in the provision for bad debts, discounts and returns. This was offset by cash provided from operating activities including: decreases in inventory of $2.1 million, a decrease in accounts receivable of $17.1 million and other non-cash items of $4.4 million.

      The $4.5 of cash provided by investing activities primarily was due to the use of restricted cash of $5.2 to pay our rent as a result of that renegotiation, offset by purchases of computer equipment and software of $0.7 million.

      The $6.3 million of cash provided by financing activities was primarily due and increase in short term debt of $6.2 million.

Short Term Debt

      In April 2000, we entered into a revolving line of credit with a bank. The credit facility allowed us to borrow the lesser of $30.0 million, or 85% of qualified accounts receivables, with an interest rate at the bank's prime rate plus 0.25% to 1.25% per annum, depending on the our tangible net worth. On April 5, 2002, the credit facility agreement expired and was not renewed.

      On June 27, 2002, we entered into a Loan and Security Agreement (the "Loan Agreement") with a financial institution. Under the Loan Agreement, eligible receivable monies collected were paid into an account of the financial institution. On December 5, 2002, we notified the financial institution that we were terminating the Loan Agreement.

      On October 1, 2002, we entered into a transaction where we borrowed $3.0 million from our CEO, William M. Hawkins, III. The bridge note bears interest at a rate of 9.5% per year and is payable quarterly. We granted Mr. Hawkins a security interest in all of our property and assets as security for its obligations under the bridge note.

      On December 27, 2002, we entered into a Note and Warrant Purchase Agreement with Mr. Hawkins, whereby he agreed to lend us up to $8.0 million through June 30, 2002. The outstanding note balance bears interest at a rate of 9.5% per year and is payable quarterly. Notes issued under the Note and Warrant Purchase Agreement are collateralized by all of our property and assets and are payable upon five days notice by Mr. Hawkins or upon an event of default. An event of default includes, but is not limited to, a failure to pay interest or principal due under the notes, or upon bankruptcy or insolvency proceedings.

      Pursuant to the Note and Warrant Purchase Agreement, we amended and restated the October 1, 2002 bridge note with Mr. Hawkins to be included as part of the Note and Warrant Purchase Agreement. Additionally, during December 2002, we issued two additional notes under the Note and Warrant Purchase Agreement with an aggregate principal amount of $3.2 million. At December 31, 2002, the total indebtedness to Mr. Hawkins under the note was $6.2 million.

      In connection with this transaction, we granted Mr. Hawkins certain registration rights on all issued and issuable shares of common stock held by him. Additionally, we issued to Mr. Hawkins a warrant to purchase 2,000,000 shares of common stock with an exercise price of $2.52 per share. We estimated the fair value of the warrants to be approximately $2.2 million using the Black-Scholes valuation model and the following assumptions: dividend yield of 0%, volatility of 78.9%, risk free interest rate of 2.49%, and a term of 4 years. As the notes issued under the Note and Warrant Purchase Agreement are payable upon five days notice by Mr. Hawkins, the value of the warrants were expensed immediately to interest during the quarter ended December 31, 2002.

      Pursuant to the Note and Warrant Purchase Agreement, if we complete an equity or debt financing prior to March 31, 2003, we have the option to convert up to $3.0 million of principal and accrued interest due to Mr. Hawkins into securities issued under the future contemplated equity or debt financing.

      During January 2003, we borrowed the remaining $1.8 million available under the Note and Warrant Purchase Agreement from Mr. Hawkins.

      On January 30, 2003, we borrowed an additional $4.0 million from our CEO, William M. Hawkins, III. The note bears interest at a rate equal to the amount of interest payable by Mr. Hawkins to his bank or, if Mr. Hawkins does not owe any obligations to his bank, the note bears interest at 9.5%. The note is payable upon 5 days written notice by Mr. Hawkins or immediately if there is an event of default. An event of default includes, but is not limited to, failure to pay interest or principal on the note, or upon bankruptcy or insolvency proceedings. Interest is payable when interest is payable by Mr. Hawkins to his bank, or quarterly if no obligations are outstanding to his bank. All of our property and assets are collateral under the note.

Common Stock

      On August 22, 2002, we effected a one-for-eight reverse stock split of outstanding common shares. All common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. The reverse stock split did not affect the number of shares of outstanding Preferred Stock.

      On October 9, 2001 we sold 591,626 shares of common stock at $16.48 per share. As part of the transaction, we issued warrants to purchase 177,488 of our common stock, which were fully exercisable, with an exercise price of $18.16 per share. Our Chief Executive Officer and Chairman of the Board, William M. (Trip) Hawkins III, purchased 491,626 of these shares and was issued warrants to purchase 147,488 of our common stock on terms equivalent with third party purchasers. As of December 31, 2002, none of these warrants have been exercised.

      We have never declared or paid any dividends on its common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

      On January 16, 17 and 21, 2003, we sold an aggregate of 423,528 shares of our common stock at $1.70 per share for gross proceeds of approximately $720,000. As part of the transaction, we issued warrants to purchase 105,880 shares of our common stock. The warrants have an exercise price of $2.525 per share and are exercisable for four years, but may not be exercised for a period of 180 days after the issue date. We also paid approximately $43,200 and issued warrants to purchase 28,797 shares of our common stock as consideration of the services of an investment bank in connection with the transaction.

      Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below
$1.00 for an extended period of time. On March 22, 2002, the NASDAQ Staff notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, we did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), we were provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, NASDAQ notified us that it had not regained compliance with Marketplace Rule 4450(e)(2) and as a result our securities would be delisted from The Nasdaq National Market upon the opening of business on July 1, 2002. We requested and were granted a hearing on August 8, 2002, regarding the Nasdaq staff's determination. We presented our plan of action, which included the one-for-eight reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. On September 9, 2002, we were notified that the Nasdaq Panel determined to continue the listing of our common stock on the Nasdaq National Market and the hearing file was closed.

      On October 23, 2002, we filed a tender offer statement on Schedule TO related to an offer by us to employees to exchange certain qualifying options. The offer allowed option holders the ability to cancel outstanding options to purchase up to an aggregate of approximately 2,480,000 shares of our common stock in exchange for a promise to grant new options on a 1 to 1 basis no earlier than 6 months and 1 day from the offer's final acceptance date. The offer was applicable to holders of options with exercise prices greater than or equal to $5.76 per share that were outstanding under our 1993 Incentive Stock Plan. Additionally, option holders were required to cancel all options that were received in the prior 6 months to be eligible to participate in the exchange offer. Option holders were allowed to accept the offer of exchange up until November 21, 2002. As of that date options to purchase 2,383,426 shares of common stock were exchanged and are eligible for future grants. Future grants are expected to have an exercise price equal to the common stock price on the date of the grant.

Redeemable convertible preferred stock

      On December 10, 2001, we issued a total of 15,820 shares of redeemable convertible Series A Preferred Stock ("Preferred Stock") for an aggregate purchase price of $15.8 million. Associated with the issuance of the Preferred Stock, we issued immediately exercisable warrants to acquire common stock. The $15.0 million in net proceeds were allocated to the Preferred Stock and the warrants resulting in $12.2 million and $2.8 million assigned to Preferred Stock and warrants, respectively.

Voting

      Holders of Preferred Stock do not have voting rights, except as required by law, including but not limited to the Delaware General Corporation Law.

Conversion

      Initially, each share of Preferred Stock has a stated value of $1,000 and was convertible into common stock at an initial conversion price of $22.16 per share, which was 120% of the weighted average price of our common stock during the 10 trading days preceding the initial issuance date. During the period starting February 15, 2002, and ending on June 14, 2002 ("Alternative Conversion Period"), the Preferred Stock was convertible at 90% of the weighted average price of our common stock during the 20 trading days preceding conversion. On June 15, 2002, the conversion price was fixed at $6.220848, which was 120% of the weighted average price of our common stock during the 20 trading days immediately prior to the adjustment date. This fixed conversion price is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the fixed conversion price. The fixed conversion price may also be adjusted in the event of a sale of the Company and certain other specified changes in ownership. Due to the issuance of a warrants to purchase common stock on December 27, 2002 at a price below the fixed conversion price, the fixed conversion price was reduced to $5.4829983. The fixed conversion price was subsequently reduced to $5.2943362 in conjunction with a January 2003 equity financing.

      In connection with the issuance of the Preferred Stock, we calculated a beneficial conversion feature and recorded the associated charge over the beneficial conversion period ended on June 15, 2002. That charge, in the amount of approximately $2.5 million, was based on the difference between the most favorable conversion price and the market price of our common stock on the date the Preferred Stock was issued.

      As a result of the adjustment of the preferred stock fixed conversion price in connection with the December 27, 2002 financing and warrant issuance, an additional beneficial conversion feature charge was calculated and expensed during the quarter ended December 31, 2002. That charge, in the amount of approximately $9.7 million, was based on the difference between the fair market value of common stock conversion price at the inception of the December 10, 2001 Preferred Stock financing and the new fixed conversion price on December 27, 2002 and was limited to the total proceeds allocated to the Preferred Stock at the time of the Preferred Stock financing.

      As of December 31, 2002, 4,952 shares of the Preferred Stock had been converted into 944,454 shares of common stock. We recorded accretion of the Preferred Stock discount during the three and nine months ended December 31, 2002, of $0.2 million and $2.7 million, respectively. Additionally, we recorded dividends for the three and nine months ended December 31, 2002, of $0.1 million and $0.4 million, respectively.

Liquidation

      In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive cash from the liquidation of assets before any amount is paid to the holders of our common stock. The liquidation amount due per Preferred Stock share is equal to the conversion amount. If the liquidation funds are insufficient to pay the full amount due to the holders of Preferred Stock, then each holder of Preferred Stock, shall receive an allocated percentage of the liquidation funds based on the number of shares held by the holder of Preferred Stock.

Redemption

      At the option of the holders of Preferred Stock, shares are convertible at any time and become mandatorily redeemable at $1,000 per share stated value plus any unpaid accrued dividends on December 10, 2004. Redemption may be in cash or common stock, at our option, subject to certain limitations. The Preferred Stock is redeemable at the option of the holder upon the occurrence of a `triggering event' which includes breaches of agreements, delisting from the Nasdaq National Market and other similar events. The redemption price in such case is the greater of (i) 125% of the stated value plus accrued but unpaid dividends and
(ii) the product of (x) the number of shares of common stock into which the shares of Preferred Stock are convertible into multiplied by (y) the volume weighted average price of our common stock on the trading day immediately preceding the triggering event. Upon a change of control and certain other changes in ownership, each holder of Preferred Stock has an option to require us to redeem all or a portion of such holder's shares at a price equal to the greater of (i) 110% of the stated value plus accrued but unpaid dividends and
(ii) the product of (x) the number of shares of common stock which would otherwise be issuable upon conversion of the shares at the time the holder delivers a notice of redemption to us and (y) the average daily volume weighted average price of our common stock on the trading day immediately preceding such change of control. In addition, we may redeem the Preferred Stock on the first and second anniversaries of their issuance at 110% and 105% of the stated value and accrued but unpaid dividends, respectively, if certain conditions are met.

Dividends

      Holders of the Preferred Stock are entitled to a cumulative 5% per annum dividend, payable quarterly in cash or common stock, at our option, subject to certain limitations. On April 1, 2002, July 1, 2002 and October 1, 2002, we issued dividends of 37,105, 30,009 and 89,260 shares of our common stock to Preferred Stockholders. For the three months ended December 31, 2002, we recorded dividends payable to holders of Preferred Stock of $0.1 million. For the nine months ended December 31, 2002, we recorded dividends payable to holders of Preferred Stock of $0.4 million.

Warrants for common stock

      The Preferred Stock investors received immediately exercisable warrants to purchase 256,949 shares of our common stock at an exercise price of $22.16 per share. The warrants have a three year term. The exercise price of the warrants is subject to adjustment in the event we issue common shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. In conjunction with the issuance of common stock warrants on December 27, 2002, the warrant exercise price was reduced to $17.1002616. As of December 31, 2002, none of these warrants have been exercised. In conjunction with the January 2003 financing, the warrant exercise price was subsequently reduced to $16.46961268.

      We also issued immediately exercisable warrants to acquire 38,355 shares of its common stock at an exercise price of $19.84 per share to an investment banking firm in partial payment of the placement fee for the Preferred Stock. The warrant has a five year term and we recorded the warrant as a reduction of the proceeds received from the sale of the Preferred Stock. The exercise price and number of warrants to purchase common stock is subject to adjustment in the event we issue shares (or instruments that may become common shares) at a price per share that is less than the initial exercise price. In conjunction with the issuance of common stock warrants on December 27, 2002, the warrant exercise price was reduced to $18.350093 and the number of warrants was adjusted to 44,500. As of December 31, 2002, none of these warrants have been exercised. In conjunction with the January 2003 financing, the warrant exercise price was subsequently reduced to $17.507549 and increased the number of warrants to 46,202.

      As the conversion ratio of Preferred Stock, described above, did not include a specified lower floor during the Alternative Conversion Period, we have followed the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded the warrants issued with the common stock financing on October 9, 2001, and the warrants issued with the Preferred Stock financing on December 10, 2001, as liabilities. The reclassification was performed during fiscal 2002 and the warrants were marked to market at June 14, 2002. The effect of the mark to market on the three months ended December 31, 2001, was to increase other income by $0.6 million. The effect of the mark to market on the nine months ended December 31, 2002, was to increase other income by $0.8 million. Due to the expiration of the Alternative Conversion Period on June 15, 2002, we were able to determine that sufficient common shares were authorized and available for all outstanding warrants, and as such was able to reclassify the warrants from a liability to equity.

Liquidity risk

      We will need to obtain additional financing in addition to the equity already raised through the sale of common stock and short term debt financing. We believe that additional financing is needed to provide us with sufficient working capital to execute on our plans for the year ending March 31, 2003. Additional financing, whether through public or private equity or debt financing, collaborative or other arrangements with corporate sources or stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital, successfully achieving our product release schedules, and attaining our forecasted sales objectives during such periods. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or otherwise curtail our operations significantly, or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets. There can be no assurance that we will be able to make additional financing arrangements on terms that we would find satisfactory, and our operations and liquidity could be materially adversely affected and we could become insolvent and be forced to cease operations.

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

We need to raise additional capital or we will be insolvent.

      During the three months ended December 31, 2002, we borrowed $6.2 million from William M. Hawkins, III, our Chief Executive Officer and Chairman of the Board. Subsequent to December 2002, we raised an additional $0.7 million through the sale of common stock and warrants and obtained an additional $5.8 million loan from Mr. Hawkins. We are currently exploring raising additional debt or equity financing, although we do not have definitive plans for sources of funding. Our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully achieving our product release schedules, and attaining our forecasted sales objectives. In any event, we will need to raise capital to meet our planned capital needs. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. For example, Mr. Hawkins has a security interest in all of our property and assets as collateral for the $12.0 million that we have borrowed from him. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may become insolvent.

Our common stock could be delisted from the Nasdaq National Market.

      Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements, codified in Marketplace Rule 4450(a)(3), states that a Maintenance Standard 1 company, like us, must maintain stockholders' equity of at least $10 million. As of December 31, 2002, our stockholders' equity has fallen to $7.1 million, and thus fails to meet the National Market's continued listing requirements for Maintenance Standard 1. As a result of this deficiency, our common stock is subject to delisting from the National Market, and we expect that the Nasdaq staff will shortly notify us of their decision to delist our common stock.

      When we receive this delisting notification, we will have the option to appeal the delisting decision to a Nasdaq Listing Qualifications Panel. If we choose to appeal, Nasdaq will continue listing our common stock on the National Market until the appeal process is resolved. We are currently engaged in efforts to secure additional funding or engage in other transactions sufficient to raise our stockholders' equity above the National Market's $10 million minimum. In January 2003, we raised approximately $720,000 through the sale of common stock and warrants that has decreased the amount of the deficiency. We may also exercise our right to cause Mr. Hawkins to purchase, through cancellation of principal and accrued interest on outstanding loans, up to $3 million of equity securities in a financing before March 31, 2003 at the same price and on the same terms as other investors in the financing. Furthermore, if our plans to become profitable in the future are successful, our retained earnings would increase, which would also increase the amount of stockholders' equity. Based upon these efforts, we may choose to appeal the Nasdaq staff's determination to delist our common stock. There can be no assurance, however, that our efforts to secure additional funding or engage in other transactions will be successful, or that we will choose to appeal the Nasdaq decision to delist our common stock. Even if we choose to appeal Nasdaq's decision to delist, there can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request to remain listed on the National Market.

      Another continued listing requirement is that the minimum closing bid price per share not fall below a specified level for an extended period of time. On March 22, 2002, the Nasdaq staff notified us that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and as a result, did not comply with Marketplace Rule 4450(a)(5). Therefore, in accordance with the Marketplace Rule 4450(e)(2), we were provided 90 calendar days, or until June 20, 2002, to regain compliance with the Rule. On June 21, 2002, the Nasdaq staff notified us that we had not regained compliance with Marketplace Rule 4450(e)(2) and as a result our securities would be delisted from the Nasdaq National Market at the opening of business on July 1, 2002. We were granted a hearing on August 8, 2002, regarding the Nasdaq staff's determination. We presented our plan of action, which included a one-for-eight reverse stock split, to maintain compliance with the Nasdaq National Market continued listing standards. We completed our reverse stock split at the close of business on August 22, 2002. On September 9, 2002, we were notified that the Nasdaq Listing Qualifications Panel determined to continue the listing of our common stock on the Nasdaq National Market and the hearing file was closed. However, there can be no assurance that our common stock will continue to be listed if we violate the listing requirements of the Nasdaq National Market in the future.

      In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq SmallCap Market. Moving to the Nasdaq SmallCap Market could allow holders of our Series A Convertible Preferred Stock to force the redemption of their shares at 125% of the original issue price plus dividends. We might not have the funds to redeem those shares at that time and we could become insolvent. In additional, if our common stock was delisted, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers.

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

      We recorded a net loss attributable to common stockholders of $50.5 million on revenues of $53.7 million for fiscal year 2002 and also sustained significant losses for the fiscal year ended 2001. At December 31, 2002, we had an accumulated deficit of $262.0 million. These circumstances raise substantial doubt about our ability to continue as a going concern.

      We cannot provide assurances that future cash flows from operations will be sufficient to meet operating requirements and allow us to service debt and dividend requirements and repay any underlying indebtedness at maturity. If we do not achieve the cash flows that are anticipated from our plan to raise capital, our planned product release schedules and attainment of our forecast sales objectives, we may not be able to meet our cash requirements from operational cash flows. We will require additional financing to fund on-going and planned operations and may need to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. Some of these measures will require third-party consents or approvals, and we cannot provide assurances that such consents or approvals will be obtained. There can be no assurance that we will be able to make additional financing arrangements on satisfactory terms, if at all, and our operations and liquidity would be materially adversely affected and we could be forced to cease operations. We may be forced to sell assets, refinance existing indebtedness, further reduce our business and operations, or combine with another company.

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

      Since video games and computer software products have relatively short life cycles, with many products having a sales life cycle of less than nine months, we are continuously developing new products in order to generate revenues that can sustain our operations and allow us to achieve our business plans. The timely development and commercial release of a new video game or computer game depends on a variety of factors, including the creative design and development process, testing and debugging, obtaining the approvals of third-party content licensors, obtaining the approvals of hardware platform licensors (such as Sony and Nintendo), and manufacturing and assembly of production units of such products. The development of games for technically sophisticated next-generation interactive platforms is a relatively complex, expensive and time-intensive undertaking that requires the coordinated services of numerous employees and contractors working for us. Delays incurred in the development, approval or manufacturing processes may result in delays in the introduction of our products. Delay in the commercial release of a new product that results in that product's introduction slipping from one fiscal quarter to the next is likely to have an adverse effect on our resulting revenues for the affected quarter since initial shipments of a new product typically account for a high percentage of the product's total net revenues over its life.

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

      In the nine months ended December 31, 2002, sales to Cokem International, Ltd. represented 14% and sales to Best Buy represented 11% of our total software publishing revenues. In addition, sales to our largest five customers accounted for approximately 44% of our software publishing revenues in the first nine months of fiscal 2003.

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

      We establish an allowance for estimated future product returns and price concessions at the time of shipment, based on our historical sell through and return data, our specific minimum low price used for price protection, the level of channel inventory and units for the product previously shipped, and we recognize revenues net of these allowances. Management monitors and adjusts our product returns and pricing allowances throughout the year in order to reflect market acceptance of our products, retail and distributor inventory levels of our products, and results of our prior returns programs and pricing allowances. Our reserve allowance for product returns and pricing allowances was $1.7 million as of December 31, 2002. If we experience product return rates or provide pricing allowances that exceed our estimates based on historical experience, our operating results could be significantly and adversely affected. In addition, if future products should prove to be defective, we would lose potential revenues from sales of the affected product units and may incur an unplanned increase in expenses in connection with efforts to remedy the situation.

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

      Our video game and computer software products are now sold in international markets both principally through licensees, primarily in, the United Kingdom and other European countries, and, to a lesser extent, in Asia and Latin America. The percentage of our total revenues derived from international software publishing activities decreased to 16% in the nine months ended December 31, 2002. There can be no assurance that the recent move to a licensing model will generate similar levels of profitability operations. The insolvency or business failure of any significant licensee of our products could result in reduced revenues and write-offs of accounts receivable. These risks include the following:

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

      o Large diversified entertainment or software companies, such as The Walt Disney Company, many of which own substantial libraries of available content and have substantially greater financial resources than us, who may decide to compete directly with us or to enter into exclusive relationships with our competitors. .

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

      Trip Hawkins, our Chairman and Chief Executive Officer, beneficially owns approximately 42.9 percent of our outstanding common stock. Mr. Hawkins is able to significantly influence all matters that require approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and short-term investments as fixed-rate if the rate of return on such instruments remains fixed over their term. These fixed-rate investments include fixed-rate U.S. government securities, municipal bonds, time deposits and certificates of deposit. We classify our cash equivalents, short-term investments and restricted cash as variable-rate if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These variable-rate investments primarily include money market accounts held at various securities brokers and banks. At December 31, 2002, all of our portfolio was held in cash.

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

ITEM 2. Changes in Securities and Use of Proceeds

      On December 27, 2002, we issued to our CEO, William M. Hawkins, III, a warrant to purchase 2,000,000 shares of common stock, exercisable for four years, with an exercise price of $2.52 per share in connection with an agreement to lend us up to $8,000,000 through June 30, 2003. These shares were exempt from registration under Rule 506 of the Securities Act because the sale was to our CEO, an accredited investor, as defined in Rule 501 of the Securities Act. In connection with this transaction, we have granted Mr. Hawkins certain registration rights on all issued and issuable shares of common stock held by him.

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

1. Votes cast for the election of W.M. (Trip) Hawkins III as a member of the Company's Board of Directors:

        Nominee             Votes for Nominee       Votes Withheld from Nominee
------------------------    ------------------      ---------------------------
    William A. Hall             7,379,246                     63,245
 Richard S.F. Lehrberg          7,379,468                     63,023

2. Votes cast to approve the 2002 Stock Plan:

       For               Against           Abstain           Broker Non-Vote
----------------     ----------------    ------------     ----------------------
     2,792,888           456,503            17,190             4,175,910

3. Votes cast to approve of an increase to the number of shares of common stock reserved for issuance under the 1994 Employee Stock Purchase Plan:

       For               Against           Abstain           Broker Non-Vote
----------------     ----------------    ------------     ----------------------
     2,893,195           361,196            12,260              4,175,910

4. Votes cast to confirm the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending March 31, 2003:

       For               Against           Abstain           Broker Non-Vote
----------------     ----------------    ------------     ----------------------
     7,380,532           52,849             9,110                 N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with this report:

  Exhibit
  Number                        Exhibit Title
  ------                        -------------
   99.1         Certification of Chief Executive Officer and Chief
                Financial Officer

(b) A current report on Form 8-K was filed on October 7, 2002 , to report the issuance of a promissory note to our CEO, William M. Hawkins III.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE 3DO COMPANY


Dated: February 14, 2003              /s/  David F. Wittenkamp
                                      ------------------------------------------
                                      David F. Wittenkamp
                                      Senior VP Finance, Chief Financial Officer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)
                                      (Duly authorized officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     THE 3DO COMPANY


Dated: February 14, 2003             /s/  William M. Hawkins
                                     -----------------------------------
                                     William M. Hawkins
                                     Chief Executive Officer and
                                     Chairman of the Board
                                     (Duly authorized officer)

I, David F. Wittenkamp, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     THE 3DO COMPANY


Dated:  February 14, 2003            /s/  David F. Wittenkamp
                                     ------------------------------------------
                                     David F. Wittenkamp
                                     Senior VP Finance, Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)
                                     (Duly authorized officer)